Form 10-Q
period 2020-09-30
iTeos Therapeutics, Inc.
filed 2020-11-12
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2020, the registrant had 35,044,758 shares of common stock, $0.001 par value per share, outstanding.

Summary of the material risks associated with our business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors”. These risks include, but are not limited to, the following:

•

We will not be able to commercialize our current product candidates and any future product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate the safety and efficacy of our current or future product candidates.

•	As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.
•

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory for and commercialize our product candidates.

•

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory may not permit us to proceed.

•

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

•

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

•

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated any revenue from product sales and may never be profitable.

•	If the current public health pandemic related to coronavirus (COVID-19) continues to worsen, our operations, business and financial results may be adversely impacted.
•

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

•

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

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

•

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

•	The trading price of our common stock may be volatile. We may be at an increased risk of securities class action litigation.

i

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (SEC).  The risks summarized above or described in full below are not the only risks that we face.  Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$339,981	$19,868
Grants receivable	2,307	5,196
Research and development tax credits receivable	184	133
Prepaid expenses and other current assets	3,262	879
Total current assets	345,734	26,076
Property and equipment, net	1,287	1,336
Research and development tax credits receivable	3,536	2,917
Restricted cash	126	122
Other assets	261	293
Total assets	$350,944	$30,744
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,409	$1,174
Accrued expenses and other current liabilities	6,054	4,262
Preferred stock tranche rights liability	—	5,400
Deferred income	1,862	2,360
Total current liabilities	10,325	13,196
Grants repayable	4,488	1,397
Other noncurrent liabilities	505	482
Total liabilities	15,318	15,075
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock	—	51,757
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively, and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 150,000,000 and 50,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 35,044,758 and 256,548 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35	1
Additional paid-in capital	394,488	—
Accumulated other comprehensive loss	97	(224)
Accumulated deficit	(58,994)	(35,865)
Total stockholders’ equity (deficit)	335,626	(36,088)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$350,944	$30,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$8,726	$4,998	$20,688	$13,251
General and administrative expenses	4,799	2,699	9,611	6,561
Total operating expenses	13,525	7,697	30,299	19,812
Loss from operations	(13,525)	(7,697)	(30,299)	(19,812)
Other income and expenses:
Grant income	2,299	851	4,969	2,293
Fair value adjustment for Preferred Stock tranche rights liability and anti-dilution warrants liability	—	(230)	1,265	66
Research and development tax credits	273	186	643	539
Other income (expense), net	265	(2)	235	(77)
Loss before income taxes	(10,688)	(6,892)	(23,187)	(16,991)
Income tax benefit (expense)	8	(29)	58	(87)
Net loss	(10,680)	(6,921)	(23,129)	(17,078)
Cumulative dividends on Series A preferred stock	(36)	(107)	(249)	(320)
Accretion of redeemable convertible preferred stock to redemption value	(931)	(963)	(5,120)	(2,575)
Net loss attributable to common stockholders	$(11,647)	$(7,991)	$(28,498)	$(19,973)
Basic and diluted net loss per common share	$(0.48)	$(43.03)	$(3.40)	$(107.55)
Weighted-average common shares outstanding—basic and diluted	24,349,222	185,716	8,376,860	185,716

Net loss	$(10,680)	$(6,921)	$(23,129)	$(17,078)
Foreign currency translation adjustments	393	(1,090)	321	(828)
Comprehensive loss	$(10,287)	$(8,011)	$(22,808)	$(17,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity/deficit

(unaudited)

											Accumulated		Total
	Series A		Series B					Profit		Additional	other		stockholders’
In thousands except share amounts	preferred stock		preferred stock		Common stock			certificates		paid-in	comprehensive	Accumulated	equity/
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2018	6,167,726	$5,353	10,900,376	$20,378	185,716	$87		7,022	$11	$—	$(11)	$(10,765)	$(10,678)
Accretion of Series B Preferred Stock to redemption value	—	—	—	697	—	—		—	—	(205)	—	(492)	(697)
Stock-based compensation	—	—	—	—	—	—		—	—	205	—	—	205
Currency translation adjustment	—	—	—	—	—	—		—	—	—	(267)	—	(267)
Net loss	—	—	—	—	—	—		—	—	—	—	(4,402)	(4,402)
Balance at March 31, 2019	6,167,726	5,353	10,900,376	21,075	185,716	87		7,022	11	-	(278)	(15,659)	(15,839)
Issuance of Series B Preferred Stock	—	-	10,042,405	22,372
Accretion of Series B Preferred Stock to redemption value	—	—	—	915	—	—		—	—	(203)	—	(712)	(915)
Exercise of stock options into profit certificates	—	—	—	—	—	—		63,810	102	—	—	—	102
Stock-based compensation	—	—	—	—	—	—		—	—	203	—	—	203
Currency translation adjustment	—	—	—	—	—	—		—	—	—	529	—	529
Net loss	—	—	—	—	—	—		—	—	—	—	(5,755)	(5,755)
Balance at June 30, 2019	6,167,726	5,353	20,942,781	44,362	185,716	87		70,832	113	—	251	(22,126)	(21,675)
Accretion of Series B Preferred Stock to redemption value	—	—	—	963	—	—		—	—	(201)	—	(762)	(963)
Stock-based compensation	—	—	—	—	—	—		—	—	201	—	—	201
Currency translation adjustment	—	—	—	—	—	—		—	—	—	(1,090)	—	(1,090)
Net loss	—	—	—	—	—	—		—	—	—		(6,921)	(6,921)
Balance at September 30, 2019	6,167,726	$5,353	20,942,781	$45,325	185,716	$87	#	70,832	$113	$—	$(839)	$(29,809)	$(30,448)

										Accumulated		Total
	Series A		Series B				Profit		Additional	other		stockholders’
In thousands except share amounts	preferred stock		preferred stock		Common stock		certificates		paid-in	comprehensive	Accumulated	equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2019	6,167,726	$5,353	20,942,781	$46,404	256,548	$1	—	$—	$—	$(224)	$(35,865)	$(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—	—	—
Settlement of preferred stock tranche right	—	—	—	—	—	—	—	—	4,135	—	—	4,135
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	1,195	—	—	—	—	(1,195)	—	—	(1,195)
Stock-based compensation	—	—	—	—	—	—	—	—	186	—	—	186
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(317)	—	(317)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,247)	(5,247)
Balance at March 31, 2020	6,167,726	5,353	65,396,258	172,625	256,548	1	—	—	3,126	(541)	(41,112)	(38,526)
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	2,994		—	—	—	(2,994)	—	—	(2,994)
Exercise of stock options into common stock	—	—	—	—	131,867	—	—	—	205	—	—	205
Stock-based compensation	—	—	—	—	—	—	—	—	350	—	—	350
Currency translation adjustment	—	—	—	—	—	—	—	—	—	245	—	245
Net loss	—	—	—	—	—	—	—	—	—	—	(7,202)	(7,202)
Balance at June 30, 2020	6,167,726	5,353	65,396,258	175,619	388,415	1	—	—	687	(296)	(48,314)	(47,922)
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	931	—	—	—	—	(931)	—	—	(931)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(6,167,726)	(5,353)	(65,396,258)	(176,550)	22,460,076	22	—	—	181,881	—	—	181,903
Issuance of common stock from initial public offering, net of issuance costs of $19.0 million	—	—	—	—	12,091,675	12	—	—	210,687	—	—	210,699
Exercise of stock options into common stock	—	—	—	—	104,592	—	—	—	450	—	—	450
Stock-based compensation	—	—	—	—	—	—	—	—	1,714	—	—	1,714
Currency translation adjustment	—	—	—	—	—	—	—	—	—	393	—	393
Net loss	—	—	—	—	—	—	—	—	—	—	(10,680)	(10,680)
Balance at September 30, 2020	—	$—	—	$—	35,044,758	$35	—	$—	$394,488	$97	$(58,994)	$335,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(23,129)	$(17,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	465
Stock-based compensation	2,250	609
Fair value adjustment for preferred stock tranche rights and anti-dilution warrants liabilities	(1,265)	(66)
Deferred rent	(11)	(8)
Changes in operating assets and liabilities:
Grants receivable	3,007	(2,159)
Research and development tax credits receivable	(505)	(467)
Prepaid expenses and other current assets	(2,346)	7
Accounts payable	901	(408)
Accrued expenses and other liabilities	1,579	1,635
Deferred income	(585)	1,268
Net cash used in operating activities	(19,712)	(16,202)
Cash flows from investing activities
Purchase of property and equipment	(222)	(737)
Purchase of other assets	(21)	(145)
Net cash used in investing activities	(243)	(882)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discount	213,660	—
Payment of initial public offering costs	(2,691)	—
Proceeds from issuance of Series B-2 Preferred Stock	125,358	—
Payment of issuance costs on Series B-2 Preferred Stock	(332)	—
Proceeds from issuance of Series B Preferred Stock	—	22,372
Proceeds from issuance of common stock and profit certificates upon exercise of options	655	102
Proceeds from grants repayable	2,856	65
Net cash provided by financing activities	339,506	22,539
Effects of exchange rate changes on cash, cash equivalents and restricted cash	566	(1,165)
Net increase in cash, cash equivalents and restricted cash	320,117	4,290
Cash, cash equivalents and restricted cash at beginning of period	19,990	22,054
Cash, cash equivalents and restricted cash at end of period	$340,107	$26,344
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$181,903	$—
Accretion of Series B and B-2 Preferred Stock to redemption value	$5,120	$2,575
Settlement of preferred stock tranche right	$4,135	$—
Initial public offering costs in accounts payable	$270	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$147	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business and corporate reorganization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Cambridge, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company that focuses on developing cancer immunotherapies by targeting key mechanisms of immunosuppression in the tumor microenvironment. The most advanced clinical program is EOS-850, a small molecule antagonist of the A2AR, which is currently in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients. The second clinical program is EOS-448, an antibody directed to TIGIT, which is an ongoing Phase 1/2a clinical trial in adult cancer patients. The Company also has a preclinical pipeline targeting additional mechanisms.

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

Reverse Stock Split and Initial Public Offering

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

On July 28, 2020, the Company completed its initial public offering (IPO), in which the Company issued and sold 10,586,316 shares of its common stock, for aggregate gross proceeds of $201.1 million and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “ITOS.” The Company received approximately $184.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,460,076 shares of common stock.

On August 5, 2020, the underwriters purchased an additional 1,505,359  shares of common stock pursuant to their option to purchase additional shares for net proceeds of $26.6 million after deducting underwriting discounts and commissions.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to-date. Since inception, the Company has incurred recurring losses, including a net loss of $23.1 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $59.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 12, 2020, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2020, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

The Company may seek additional funding in order to reach its development and commercialization objectives. The Company may not be able to obtain funding on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any funding may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of September 30, 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified.  The United States, including the Commonwealth of Massachusetts where our headquarters are located, as well as countries throughout Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

The Company has been carefully monitoring the COVID-19 pandemic and its potential impact on the Company’s business and has taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in the Cambridge and Belgian communities. The Company has established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company has also maintained efficient communication with the Company’s partners and clinical sites as the COVID-19 situation has progressed. The Company has taken these precautionary steps while maintaining business continuity so that it can continue to progress with its programs.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the nine months ended September 30, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Note 2. Summary of significant accounting policies

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and a sweep account that consists of money market funds with highly liquid investments with maturities of three months or less.  Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Deferred offering costs

The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as other non-current assets until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or additional paid-in-capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations and comprehensive loss. After consummation of the IPO, which closed on July 28, 2020, these costs were all recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

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

Accounting standards not yet effective

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

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$319,680	$—	$—	$319,680
Totals	$319,680	$—	$—	$319,680

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Preferred stock tranche rights liability	$—	$—	$5,400	$5,400
Totals	$—	$—	$5,400	$5,400

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The fair value of the Series B Preferred Stock tranche rights liability was estimated using a probability-weighted present value of the benefit of investment with the following significant unobservable inputs (Level 3):

	Valuation Dates
	December 31, 2018	September 30, 2019	December 31, 2019	March 23, 2020 (Tranche 3 settlement)
Implied equity value (in millions)	€30.8 ($35.4)	€48.8 ($55.6)	$74.4	$208.2
Probability of success of reaching necessary milestone:
Tranche 2 milestone	85% by March 31, 2019	N/A	N/A	N/A
Tranche 3 milestone (by March 31, 2020)	90%	90%	90%	90%
Expected industry return over period during which milestones are expected to be achieved	15.0%	15.0%	15.0%	13.0%
Risk-free interest rate	2.5%	1.9%	2.3%	1.1%

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine month periods ended September 30, 2020 and 2019.

The following table presents changes during the three and nine months ended September 30, 2020 and 2019 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability	Anti-Dilution Warrants
Balances at January 1, 2019	$6,325	$401
Change in estimated fair value	(784)	—
Effects of exchange rate changes	(127)	(9)
Balances at March 31, 2019	5,414	392
Change in estimated fair value	488	—
Effects of exchange rate changes	53	6
Balances at June, 2019	5,955	398
Change in estimated fair value	230	—
Effects of exchange rate changes	(241)	—
Balances at September, 2019	$5,944	398

Balances at January 1, 2020	$5,400	$—
Change in estimated fair value	(1,265)	—
Settlement of tranche right	(4,135)	—
Balances at March 31, 2020	$—	$—

The preferred stock tranche rights liability was settled on March 24, 2020 and no liability exists thereafter.

The anti-dilution warrants were classified as Level 3 in the fair value hierarchy. Due to the Share Exchange transaction on October 4, 2019 (see Note 7), there was no value to the anti-dilution warrants at December 31, 2019.

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Scientific equipment	$2,427	$2,300
Furniture & office equipment	480	346
Leasehold improvements	820	771
Total	3,727	3,417
Accumulated depreciation and amortization	(2,440)	(2,081)
Property & equipment, net	$1,287	$1,336

Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued clinical trial costs	$3,426	$2,683
Accrued personnel costs	2,546	1,409
Accrued professional fees	25	30
Accrued other	57	140
Total accrued expenses and other current liabilities	$6,054	$4,262

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

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met and the Company paid $0.2 million in April 2017. Upon the Company’s exercise of an option for an exclusive development and commercialization license, with respect to a target, the Company is required to make a low single digit million-dollar payment to Adimab for each exercised option. In August 2018, the Company paid a $1.0 million nonrefundable fee to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under the Adimab Agreement is now what the Company refers to as EOS-448. In addition, on a per target basis, the Company may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments. The Company will pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, the Company has paid a total of $3.4 million to Adimab under the Adimab Agreement.

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020.  The terms of the MSD Agreement meet the criteria under ASC Topic 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity.  ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the condensed consolidated statement of operations and comprehensive loss.

Note 6. Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

The Company has been awarded grants from the Walloon Region, a federal region of Belgium (the Walloon Region) and the European Union (the granting agencies) to fund research and development activities. The grants reimburse a percentage (55-100%) of actual qualifying expenditures. The Company periodically submits proof of qualifying expenditures to the granting agencies for approval and reimbursement. To date, the Company has received funding under several grants which included no obligation to repay and two grants that include potential obligations to repay (RCAs).

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

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $22.1 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region (RCA-2) for up to $4.1 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

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

In addition, in the event that the Company receives revenue from products or services related to the results of the research, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.12% royalty on revenue resulting from RCA-2. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received. The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate, and no grant repayable related to royalties was recorded as of September 30, 2020 or December 31, 2019.

The Company recorded grant income in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three and nine months ended September 30, 2020 and 2019 and end of period balances as of September 30, 2020 and December 31, 2019:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Cash received during the nine months ended September 30	$7,693	$218	$2,479	—	$316	$1,198	$10,488	$1,416
Grant income recognized during the nine months ended September 30	3,667	2,009	936	—	366	284	4,969	2,293

Cash received during the three months ended September 30	—	218	511	—	148	298	659	516
Grant income recognized during the three months ended September 30	1,810	790	428	—	61	61	2,299	851

Grants receivable at the end of the period	2,202	4,449	—	676	105	71	2,307	5,196
Grants repayable at the end of the period	3,738	1,397	750	—	—	—	4,488	1,397

Note 7. Stockholders’ equity

On July 20, 2020, the Company effected a 1-for-3.3115 reverse stock split of the Company’s common stock and adjusted the ratio at which the Company’s preferred stock was convertible into common stock, as well as the number of shares under the 2019 Stock Option and Grant Plan and the Amended and Restated Certificate of Incorporation of iTeos Therapeutics, Inc., as well as the share amounts of stock grants under the plan and the number of options and exercise prices of options under the plan. All shares of common stock, stock options exercisable for shares of common stock, and per share information presented in the accompanying consolidated financial statements and notes thereto have been adjusted, where applicable, to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On July 28, 2020, the Company completed an IPO of 10,586,316 shares of its common stock, for aggregate gross proceeds of $201.1 million and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “ITOS.” The Company received approximately $184.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,460,076 shares of common stock.  On August 5, 2020, the underwriters purchased an additional 1,505,359  shares of common stock pursuant to their option to purchase additional shares for net proceeds of $26.6 million after deducting underwriting discounts and commissions.

On July 28, 2020, in connection with the IPO, the Company filed a restated Certificate of Incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, of which (i) 150,000,000 shares shall be a class designated as common stock, par value $0.001 per share, and (ii) 10,000,000 shares shall be a class designated as undesignated preferred stock, par value $0.001 per share. Each share of common stock entitles the holders to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Note 8. Stock-based compensation

2019 Stock Option and Grant Plan

The Company’s 2019 Stock Option and Grant Plan (the “2019 Plan”) provided for the Company to grant stock options and other stock-based awards to employees and non-employees to purchase the Company’s common stock.  On March 24, 2020, the Board of Directors approved an increase to the total authorized options under the 2019 Stock Option and Grant Plan to 3,464,316. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances will be made under the 2019 Plan.

On July 15, 2020, the Company’s Board of Directors approved an amendment stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 3,809,818 which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The ESPP initially reserved and authorized the issuance of up to a total 317,484 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of September 30, 2020, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	81	42	$198	$128
General and administrative	1,633	159	2,052	481
Total stock-based compensation expense	$1,714	$201	$2,250	$609

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2019	1,387,003	$4.62	4.8
Granted	3,278,998	9.48
Forfeited	(59,076)	5.20
Exercised	(236,459)	2.77
Outstanding as of September 30, 2020	4,370,466	$8.36	8.3	$71,284
Exercisable at September 30, 2020	747,745	$5.11	5.0	$14,629

The weighted-average grant-date fair value of options awarded during the nine month periods ended September 30, 2020 and 2019 was approximately $7.00 per share and $1.49 per share, respectively. As of September 30, 2020, there was a total of $21.8 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.5 years.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.36%	N/A	0.36% - 1.35%	2.51%
Expected term (in years)	5.5 - 6.0	N/A	5.5 - 6.0	5
Expected volatility	92%	N/A	90% - 92%	93%
Expected dividend yield	—	N/A	—	—
Estimated fair value of common stock	$19.00	N/A	$2.95 - $19.00	$2.38

Note 9. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of September 30, 2020 and December 31, 2019, there were no amounts accrued related to termination charges.

Leases

The Company leases primarily office space in Charleroi, Belgium and Cambridge, Massachusetts under non-cancelable operating leases with expiration dates in December 2021 and May 2022, respectively, in addition to some small car leases that typically have four-year terms. Rent expense was $0.2 million for the three months ended September 30, 2020 and 2019, and $0.4 million for the nine month periods ended September 30, 2020 and 2019.

As of September 30, 2020, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2020 and the future years thereafter (in thousands):

Year ending December 31:
2020	$150
2021	593
2022	173
2023	54
2024	22
Total	$992

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge. The Company maintains that amount of cash on hand to fund any necessary draws on the letter of credit. In addition, the Company has approximately $69,000 and $65,000 on hand serving as a guarantee for its lease obligation in Belgium as of September 30, 2020 and December 31, 2019. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Note 10. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% percent of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of September 30, 2020.

Note 11. Net loss per share attributable to common stock

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2020	2019
Series B and B-2 Preferred Stock, as converted	—	6,662,176
Series A Preferred Stock, as converted	—	1,862,510
Profit certificates, as converted	—	7,022
Stock options outstanding	4,370,466	1,388,969
Total	4,370,466	9,920,677

Note 12. Subsequent events

The Company evaluated all subsequent events through November 12, 2020, the date of issuance, and no material subsequent events were noted.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. We leverage our deep understanding of the tumor microenvironment and immunosuppressive pathways to design novel product candidates with an aim to improve the clinical benefit of oncology therapies. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed to build on prior learnings in the field to have differentiated pharmacological and clinical profiles. Our most advanced product candidate, EOS-850, is designed as a highly selective small molecule antagonist of the adenosine A2a receptor, in the adenosine pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating EOS-850 in an open-label multi-arm Phase 1/2a clinical trial in cancer patients with advanced solid tumors and in the dose escalation portion of the trial it has shown encouraging preliminary single-agent activity. We expect to report additional data from monotherapy and combination therapy expansion cohorts in the first half of 2021. Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, a checkpoint that has a role in both inhibitory and stimulatory pathways in the immune system. EOS-448 was also selected to engage the Fc gamma receptor, or FcꝩR, to promote antibody-dependent cellular cytotoxicity, or ADCC, activity. Earlier this year, we initiated an open-label Phase 1/2a clinical trial of EOS-448 in cancer patients with advanced solid tumors and expect to report initial data in the first half of 2021. We are using our expertise in tumor immunology to select additional targets for other novel, differentiated programs. To date, we have initiated one preclinical program that we believe has the potential to be complementary to both standard cancer treatments and our own product candidates. We retain worldwide rights to develop and commercialize all of our product candidates.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have not generated any revenue from product sales and have financed our operations primarily through the IPO, private placement of our securities, license agreements and grant proceeds. As of September 30, 2020, we had raised an aggregate of $210.7 million of net proceeds from the IPO and $177.1 million from the private sale of preferred stock. As of September 30, 2020, our principal source of liquidity was cash and cash equivalents, which totaled $340.0 million.

We have incurred recurring losses since inception. Our net losses were $10.7 million and $6.9 million for the three months ended September 30, 2020 and 2019, respectively, and $23.1 million and $17.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $59.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

As of September 30, 2020, we had cash and cash equivalents of $340.0 million.  We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

We are party to collaboration and license agreements pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million to exercise an option to acquire certain licenses from Adimab. This agreement provides for potential future milestone payments up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. As of the date of this Quarterly Report, we have not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. We are also party to a biologics master services agreement with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

On December 10, 2019, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the MSD Agreement) with MSD International GmbH (MSD), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, the Company will sponsor a clinical trial in which both the Company’s compound and MSD’s compound will be dosed in combination. The Company will conduct the research at its own cost and MSD will contribute its compound towards the study at no cost to the Company. The parties will equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties. The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of September 30, 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including the Commonwealth of Massachusetts where our headquarters are located, Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Direct research and development expenses by program:
EOS-850	$4,554	$1,655	$9,335	$4,045
EOS-448	1,196	895	3,661	3,108
Other non-clinical programs	553	493	2,311	733
Indirect research and development expenses(1)	2,423	1,955	5,381	5,365
Total research and development expense	$8,726	$4,998	$20,688	$13,251

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

Fair value adjustment for tranche rights and warrants

Prior to March 2020, we had an obligation to issue and our investors’ had an obligation to purchase additional shares of Series B preferred stock of iTeos Belgium SA. This obligation represented a freestanding financial instrument. In addition, prior to October 2019, the investors in Series A and B preferred stock held anti-dilution warrants, which also represented a freestanding financial instrument. The resulting preferred stock tranche right and anti-dilution warrant liabilities were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations and comprehensive loss during each period while such instruments were outstanding. The anti-dilution warrants were settled in October 2019 in connection with our corporate reorganization and the tranche rights were settled in the first quarter of 2020. Accordingly, we are no longer required to record liabilities for these obligations or changes in the fair value of those liabilities.

Other income (expense), net

Other income (expense), net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive loss. Items included are interest income, bank fees and gain or loss on foreign currency transactions.

Income taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. Income tax benefit results from carryback claims for federal income tax purposes. As of September 30, 2020, we had deferred taxes, primarily resulting from net operating loss carryforwards.  We have been considered that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, have maintained a full valuation allowance as of September 30, 2020.

Results of operations

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to period
(in thousands)	2020	2019	change
Operating expenses:
Research and development expenses	$20,688	$13,251	$7,437
General and administrative expenses	9,611	6,561	3,050
Total operating expenses	30,299	19,812	10,487
Loss from operations	(30,299)	(19,812)	(10,487)
Other income and expense:
Grant income	4,969	2,293	2,676
Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability	1,265	66	1,199
Research and development tax credits	643	539	104
Other income (expense), net	235	(77)	312
Loss before income taxes	(23,187)	(16,991)	(6,196)
Income tax benefit (expense)	58	(87)	145
Net loss	$(23,129)	$(17,078)	$(6,051)

Research and development expenses

The increase of $7.4 million in research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, as well as increased clinical activities for EOS-850, which had a full period of activity during the nine months ended September 30, 2020 and only a partial period during the nine months ended September 30, 2019. In addition, there was an increase in spending related to our preclinical programs during the nine months ended September 30, 2020.

General and administrative expenses

The increase of $3.1 million in general and administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to an increase of $0.9 million of payroll and related costs resulting from additional executives added to enable the Company to operate as a public company and a one-time bonus related to the IPO, an increase of $0.5 million for directors and officers insurance as a result of becoming a public company, an increase of $0.2 million in recruiting fees related to the hiring of new executives, a $1.6 million increase in stock-based compensation, and an increase of $0.1 million in facilities, including rent, mostly related to the office in Cambridge, Massachusetts, which we opened in May 2019.  In addition, there was also a $0.3 million increase in various other general and administrative expenses. These increases were partially offset by a decrease of $0.5 million related to professional fees.  The Company’s professional fees were higher in 2019 due to expenses incurred related to the corporate reorganization and converting the Company’s financial statements to U.S. GAAP.  A large portion of the professional fees incurred in 2020 were recorded initially as deferred IPO costs and then offset against additional paid-in capital upon the closing of the IPO.

Grant income

Grant income increased by $2.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to an increase in grants for the following programs:

•	EOS-850: $1.7 million
•	EOS-448: $0.9 million
•	Other preclinical programs - $0.1 million

EOS-448 was a new program in 2019 and had generated no grant income during the nine months ended September 30, 2019.

Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability

As a result of changes in the fair value of preferred stock tranche rights liability and anti-dilution warrants liability, we recognized other income of $1.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. In October 2019, as part of the corporate reorganization, the anti-dilution warrants were settled and the related liability was removed from the consolidated balance sheet. As of September 30, 2020, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Other income (expense), net

The other income (expense), net for the nine months ended September 30, 2020 primarily relates to $0.2 million of foreign exchange gain recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the third quarter of 2020.

Income tax benefit (expense)

We generated income tax expense for our U.S. subsidiary in 2019 due to taxable income generated from intercompany charges between the United States and Belgium.  In 2020, the U.S. subsidiary generated a net operating loss, which is expected to be carried back to taxable income generated in 2019.  This generated an income tax benefit for 2020.

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the dollar change in those items:

	Three Months Ended September 30,		Period to period
(in thousands)	2020	2019	change
Operating expenses:
Research and development expenses	$8,726	$4,998	$3,728
General and administrative expenses	4,799	2,699	2,100
Total operating expenses	13,525	7,697	5,828
Loss from operations	(13,525)	(7,697)	(5,828)
Other income and expenses:
Grant income	2,299	851	1,448
Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability	—	(230)	230
Research and development tax credits	273	186	87
Other income (expense), net	265	(2)	267
Loss before income taxes	(10,688)	(6,892)	(3,796)
Income tax benefit (expense)	8	(29)	37
Net loss	$(10,680)	$(6,921)	$(3,759)

Research and development expenses

The increase of $3.7 million in research and development expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, and an increase in spending on EOS-850. In addition, there was an increase in spending related to our preclinical programs during the three months ended September 30, 2020.

General and administrative expenses

The increase of $2.1 million in general and administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase of $1.0 million of payroll and related costs due the hiring of additional executives in the second quarter of 2020 and the board’s approval of a one-time IPO bonus for employees.  In addition, there was a $1.5 million increase related to stock-based compensation and an increase of $0.5 million for directors and officers insurance obtained as a result of becoming a public company. These increases were partially offset by a $0.9 million decrease in professional fees, including legal, consulting, accounting, and audit fees, due in part to a large portion of these costs that were incurred during the three months ended September 30, 2020 were initially recorded as deferred IPO costs and then offset against additional paid-in-capital upon the closing of the IPO. Professional fees were also higher during the three months ended September 30, 2019 due to work performed related to the corporate reorganization and the conversion of the Company’s financial statements to U.S. GAAP.

Grant income

Grant income increased by $1.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to an increase in grants for the following programs:

•	EOS 850: $1.0 million
•	EOS-448: $0.4 million

Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability

As a result of changes in the fair value of the preferred stock tranche rights and anti-dilution warrants liabilities, we recognized other expense of $0.2 million for the three months ended September 30, 2019.  No income or expense was recognized for the three months ended September 30, 2020, as the preferred stock tranche rights were settled on March 24, 2020 and the anti-dilution warrants were settled as a result of the corporate reorganization in October 2019.

Other income (expense), net

The other income (expense), net for the three months ended September 30, 2020 primarily relates to $0.2 million of foreign exchange gain recorded as a result of the change in euro to U.S. dollar exchange rate that occurred during the period.

Income tax benefit (expense)

We generated income tax expense for our U.S. subsidiary in 2019 due to taxable income generated from intercompany charges between the United States and Belgium.  In 2020, the U.S. subsidiary generated a net operating loss, which is expected to be carried back to taxable income generated in 2019.  This generated an income tax benefit for 2020.

Liquidity and capital resources

In July 2020, we completed our IPO in which we issued and sold 10,586,316 shares of our common stock at a public offering price of $19.00 per share. We received net proceeds from our IPO of $184.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In early August 2020, we sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares for net proceeds of $26.6 million.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, and grants and licenses. As of September 30, 2020, we had $340.0 million in cash and cash equivalents.

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

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(19,712)	$(16,199)
Investing activities	(243)	(882)
Financing activities	339,506	22,539
Effects of exchange rate changes on cash, cash equivalents and restricted cash	566	(1,168)
Net increase in cash, cash equivalents and restricted cash	$320,117	$4,290

Net cash used in operating activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  The net loss was $6.1 million higher for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which was primarily offset by grant proceeds received.

Net cash used in investing activities

Net cash used in investing activities decreased $0.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in cash used in investing activities was primarily due to lower investments in laboratory and other equipment and software during the nine months ended September 30, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $339.5 million during the nine months ended September 30, 2020. We raised cash through the IPO, with net proceeds of $211.0 million (after deducting out-of-pocket costs sitting in accounts payable at September 30, 2020), and through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million. In addition, we received $2.9 million under grant programs with a potential obligation for repayment and $0.7 million from the exercise of stock options. During the nine months ended September 30, 2019, we raised $22.4 million from the issuance of Series B preferred stock under tranche 2 of the Series B subscription agreement and $0.1 million from the exercise of stock options.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $1.2 million reduction of cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 was primarily caused by the reduction of the euro to dollar exchange rate between December 31, 2018 and September 30, 2019.  The $0.6 million increase for the nine months ended September 30, 2020 was primarily caused by the increase in the euro to dollar exchange rate between December 31, 2019 and September 30, 2020.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2a clinical trial of EOS-448, continue our multi-arm Phase 1/2a clinical trial of EOS-850, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. In July 2020, we completed our IPO in which we issued and sold 10,586,316 shares of our common stock at a public offering price of $19.00 per share. We received net proceeds from our IPO of $184.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In early August 2020, we issued and sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares for net proceeds of $26.6 million. Going forward, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our cash and cash equivalents as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements through the second half of 2023.

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

During the nine months ended September 30, 2020, there were no significant changes to our contractual obligations and commitments as of December 31, 2019, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus relating to our IPO, with the exception of grants repayable, which increased from $1.4 million as of December 31, 2019 to $4.5 million as of September 30, 2020.

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

Prior to our IPO in July 2020, there had been no public market for our common stock. The estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method, or OPM, which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. In addition to considering the results of these third-party valuations, our board of directors considered both objective and subjective factors, including:

•	the prices at which we sold preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our research and development programs, including the status of preclinical studies and planned clinical trials for our product candidates;
•	our stage of development and our business strategy;
•	external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•	our financial position, including cash and cash equivalents on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our preferred stock; and
•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company in light of prevailing market conditions.

The assumptions underlying these valuations represent management’s best estimate, which involve inherent uncertainties and the application of management judgement.   As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $340.0 million and $19.9 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of September 30, 2020, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

Assets and liabilities of iTeos Belgium SA are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the consolidated statements of operations and comprehensive loss as incurred.

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

Risks related to the development of our product candidates

Risks related to clinical development

We will not be able to commercialize our current product candidates and any future product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate the safety and efficacy of our current or future product candidates.

Our most advanced product candidate, EOS-850, has been administered to 21 adult patients with advanced solid tumors, as of February 28, 2020, in a first-in-human open-label multi-arm Phase 1/2a clinical trial, and we plan to initiate additional trials of EOS-850 in combination with pembrolizumab and with carboplatin and paclitaxel. In addition, in February 2020, we dosed our first patients with our lead antibody product candidate, EOS-448, in a first-in-human open-label Phase 1/2a clinical trial in adult patients with advanced cancers. We have additional oncology-focused product candidates in preclinical development. Our current product candidates and any future product candidates we may develop will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities. Our current product candidates and any future product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we are currently conducting a multi-arm Phase 1/2a clinical trial of EOS-850 as a single agent and in combination with pembrolizumab. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships, including our relationship with Merck with respect to our multi-arm Phase 1/2a clinical trial of EOS-850, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Risks related to clinical trials

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

Risks related to competition

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

Risks related to business development and commercialization

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

Risks related to manufacturing

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

Risks related to government regulation

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

Serious adverse events or undesirable side effects caused by our current product candidates and any future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trial subjects, a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects or serious adverse events identified during clinical or preclinical testing, such as with our previously reported investigation into a serious adverse event of pericardial effusion for which a possible relationship to EOS-850 in our multi-arm Phase 1/2a clinical trial could not be ruled out, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or a comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our current product candidates and any future product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

Risks related to obtaining certain regulatory designations

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

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, FDA is utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. FDA is continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended.

Risks related to healthcare regulation

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

There may be significant delays in obtaining reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved or for which a biologic is licensed by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug or biologic and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for drugs and biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or biologics from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs or biologics that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and biologics and our overall financial condition. Further, due to the COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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

Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. The U.S. federal government has since started sending third-party payors owed payments. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

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

Lastly, on July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the Department of Health and Human Services to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. The FDA issued its final rule allowing importation of certain prescription drugs from Canada on October 1, 2020. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

Risks related to general government regulation

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

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, FDA is utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. FDA is continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended.

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

Risks related to reliance on third parties

Risks related to third party agreements

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

Risks related to third party manufacturing

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

Risks related to third parties and intellectual property

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

Risks related to our limited operating history, financial position and capital requirements

Risks related to our operating history

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

We have incurred significant net losses in each period since inception. For the nine months ended September 30, 2020 and 2019, our net losses were $23.1 million and $17.1 million, respectively. As of September 30, 2020, we had an accumulated deficit of $59.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Risks related to raising additional capital

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

As of September 30, 2020, we had $340.0 million of cash and cash equivalents. Our net proceeds from our IPO, were $210.7 million, after deducting underwriting discounts and commissions and IPO expenses payable by us. Our existing cash and cash equivalents will not be sufficient to fund all of our efforts that we plan to undertake.

We believe the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operations into the second half of 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to raise substantial additional capital in connection with our continuing operations.

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

Risks related to intellectual property

Risks related to protecting our intellectual property

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

Risks related to intellectual property litigation

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

Risks related to our employee matters, business operations and managing growth

Risks related to COVID-19 and the global economy

If the current public health pandemic related to coronavirus (COVID-19) continues to worsen, our operations, business and financial results may be adversely impacted.

Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate and restrictions on the types of construction projects that may continue.

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

Risks related to employee matters

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2020, we had 55 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our current product candidates or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Risks related to business disruptions and global operations

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

Risks related to taxation

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

Risks related to regulatory oversight

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

Risks related to government grants

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €22.4 million for our research and development programs for EOS-850 and EOS-848. During the nine months ended September 30, 2020, we received €7.0 million under the EOS-850 grant and €2.2 million under the EOS-448 grant.

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

Risks related to litigation

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

Risks related to ownership of our common stock

Risks related to volatility in the price of our common stock

We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for our stockholders to sell shares of our common stock.

Our IPO closed on July 28, 2020. Prior to our IPO, there was no public market for our common stock.  Although shares of our common stock are listed and trading on The Nasdaq Global Market, an active trading market for our shares may never develop or be sustained. Our stockholders may not be able to sell shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

Pursuant to our 2020 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan is 3,809,818 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our officers, directors and substantially all of our stockholders have agreed to be subject to a contractual lock-up with the underwriters for our IPO, which will expire on January 23, 2021. The lock-up agreements contain important exceptions that govern their applicability. J.P. Morgan Securities LLC, SVB Leerink LLC and Piper Sandler & Co., however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of October 31, 2020, we had a total of 35,044,758 shares of common stock outstanding. Only the 12,091,675 shares of common stock sold in the IPO are freely tradable without restriction in the public market.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 56% of our outstanding voting stock as of September 30, 2020. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Risks related our status as an “emerging growth company” and “smaller reporting company”

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

Risks related to growth

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Risks related to our charter and bylaws

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

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

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

Risks related to internal controls

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

Risks related to market research

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2020, we issued to the CEO and directors options to purchase an aggregate of 1,151,680 shares of our common stock at an exercise price of $19.00.  In August, 2020, we issued and sold to fifteen employees and consultants an aggregate of 104,592 shares of common stock upon the exercise of stock options under our 2019 Stock Option and Grant Plan at an exercise price of $4.30. We deemed the issuance of stock options and the common stock issuable upon exercise of such options to be exempt from registration under the Securities Act of 1933 (the “Securities Act”) either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering.  All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

Use of Proceeds from Initial Public Offering of Common Stock

On July 28, 2020, we closed our initial public offering of 10,586,316 shares of our common stock at a public offering price of $19.00 per share for an aggregate offering of $201.1 million. In addition, on August 5, 2020, we issued and sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ option to purchase additional shares for aggregate gross proceeds of $28.6 million.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.1#

2020 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.2#

2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.3#

Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.4#

Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.5#

Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.6#

Employment Agreement between the Registrant and Michel Detheux, Ph.D.(Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.7#

Employment Agreement between the Registrant and Matthew Call (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.8#

Employment Agreement between the Registrant and Joanne Jenkins Lager, M.D. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.9#

Employment Agreement between the Registrant and Matthew Gall (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.10#

Form of Employee Confidentiality, Assignment, Nonsolicitation and Noncompetition Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Company Name

Date: November 12, 2020	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: November 12, 2020	By:	/s/ Mathew Gall
Mathew Gall
Chief Financial Officer (Principal financial and accounting officer)