Form 10-K
period 2020-12-31
iTeos Therapeutics, Inc.
filed 2021-03-24
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 15, 2021, was $697.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2021 was 35,098,999.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Annual Report on Form 10-K summary,” “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the timing, progress and the success of our clinical trials of inupadenant and EOS-448 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for inupadenant and EOS-448 or any other product candidates we may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of inupadenant and EOS-448 or any other product candidates we may develop;
•	the outcomes of our preclinical studies;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to establish clinical programs moving forward in multiple indications by 2020, with a rapidly advancing portfolio and sustainable platform;
•	our ability to establish and conduct our clinical programs on our expected timelines;
•	the costs of development of any of our product candidates or clinical development programs;
•

our expectation about the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures, and the degree to which such resources will enable us to fund our planned development of inupadenant and EOS-448 and any other product candidates we may identify and pursue;

•	the potential attributes and clinical benefits of the use of inupadenant and EOS-448 or any other product candidate, if approved;
•	our ability to successfully commercialize inupadenant and EOS-448 or any other product candidates we may identify and pursue, if approved;
•	our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•	the rate and degree of market acceptance of inupadenant and EOS-448 or any other product candidates we may identify and pursue;
•	our ability to obtain orphan drug or Breakthrough Therapy designation or other accelerated approval for any of our product candidates we may identify;
•	our expectations regarding government and third-party payor coverage and reimbursement;

•

our ability to manufacture inupadenant and EOS-448 or any other product candidate in conformity with the Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;
•	ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;
•	our reliance on third parties to conduct our clinical trials;
•	our reliance on third-party CMOs to manufacture and supply our product candidates for us;
•	our ability to retain and recruit key personnel;
•	our ability to obtain and maintain intellectual property protection for inupadenant and EOS-448 or any other product candidates we may identify and pursue;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;

•	the impact of laws and regulations; and
•	developments and projections relating to our competitors or our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to the registration statement, of which this Annual Report on Form 10-K forms a part, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K.

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

• We will not be able to commercialize our current product candidates and any future product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate the safety and efficacy of our current or future product candidates.

• We anticipate that our current product candidates and any future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

• Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

• If we are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

• If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell our current product candidates or any future product candidates, if they are approved, the revenues that we generate may be limited and we may never become profitable.

• The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our current product candidates and any future product candidates as expected, and our ability to generate revenue may be materially impaired.

• We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

• We rely on third parties to manufacture our product candidates, and we expect to continue to rely on third parties for the clinical as well as any future commercial supply of our product candidates and other future product candidates. The development of our current and future product candidates, and the commercialization of any approved products, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient clinical or commercial quantities of such product candidates or products, fails to do so at acceptable quality levels or prices or fails to achieve or maintain satisfactory regulatory compliance.

• Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

v

• We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

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

• The trading price of our common stock may be volatile.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. We leverage our deep understanding of the tumor microenvironment and immunosuppressive pathways to design novel product candidates with an aim to improve the clinical benefit of oncology therapies. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed to build on prior learnings in the field to have differentiated pharmacological and clinical profiles. Our most advanced product candidate, inupadenant, formerly referred to as EOS-850, is designed as a highly selective small molecule antagonist of the adenosine A2a receptor, or A2AR, in the adenosine pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors and in the dose escalation portion of the trial, it  has shown encouraging preliminary single-agent activity . In addition to the single-agent cohort, we commenced dosing in the second cohort evaluating inupadenant in combination with pembrolizumab in the third quarter of 2020. We expect to report additional data from monotherapy expansion cohorts later in 2021. Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, or T-cell immunoreceptor with Ig and ITIM domains, an immune checkpoint with multiple mechanisms of action leading to immunosuppression. EOS-448 was also selected to engage the Fc gamma receptor, or FcγR, to activate dendritic cells and macrophages and to promote antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020, we enrolled an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors and will report initial safety, efficacy and pharmacodynamic data at the American Association of Cancer Research (AACR) annual meeting in April of 2021. We are using our expertise in tumor immunology to select additional targets for other novel, differentiated programs. We continue to progress research programs focused on additional targets that complement our A2AR and TIGIT programs.  We are optimizing our screening and selection process to identify potential candidates and expect to nominate an additional product candidate for Investigational New Drug, or IND, enabling studies before the end of 2021. We retain worldwide rights to develop and commercialize all of our product candidates.

We are developing inupadenant to inhibit the adenosine pathway by specifically targeting A2AR, which is the primary adenosine receptor on immune cells with high affinity for adenosine. A2AR is expressed in a number of solid tumors and hematological malignancies with high unmet medical need. We chose to directly and selectively inhibit A2AR, a target with the potential to alleviate immunosuppression in multiple solid tumors and hematological malignancies and to minimize off-target effects. As elevated levels of adenosine in the tumor microenvironment are known to be immunosuppressive, we also designed inupadenant as an insurmountable antagonist to remain potent at high adenosine concentrations and maintain continuous target coverage. With this profile, we believe that inupadenant has the potential for enhanced antitumor activity as compared to other A2AR antagonists currently in clinical development. In our preclinical studies, we have shown that inupadenant inhibited adenosine pathway-mediated immunosuppression and led to both T cell activation and antitumor activity, when dosed either as monotherapy or in combination with immune checkpoint inhibitors, or CPIs, or chemotherapy. We have also shown in preclinical studies that dosing of inupadenant in combination with a CPI resulted in the rejection of tumors after reintroduction without further treatment, suggesting the potential for a durable immune memory response.

In the dose escalation portion of our ongoing Phase 1/2a clinical trial of inupadenant in 21 heavily pretreated patients with advanced solid tumors, we observed preliminary evidence of clinical benefit, with seven patients achieving at least stable disease. Of these seven patients, as of July 7, 2020, two have exhibited confirmed partial responses, one with CPI-refractory metastatic melanoma and one with heavily pretreated metastatic castration-resistant prostate cancer, or CRPC. The antitumor activity observed in the dose escalation portion of our ongoing Phase 1/2a clinical trial is considered exploratory and no statistical analysis of the results from this portion of the trial is planned. Inupadenant has been reported to be generally well-tolerated, and as of July 7, 2020, with seven of 33 patients remaining on-study, we had observed no dose-limiting toxicity and one possibly drug-related serious adverse event of pericardial effusion. Based on the results, we plan to continue development of inupadenant both as a monotherapy and in combination with pembrolizumab, a CPI approved for use in a variety of cancers, and with other standard cancer therapies. We also plan to further evaluate activity in the monotherapy setting to identify relevant biomarkers for patient selection. We expect to update data from the dose escalation and monotherapy expansion of this Phase 1/2a clinical trial later in 2021.

EOS-448 is an anti-TIGIT human immunoglobulin G1, or IgG1, antibody that we are developing to inhibit the immunosuppressive activity of TIGIT. TIGIT is a cell surface receptor expressed on multiple immune cells, including CD8+T cells, natural killer, or NK, cells, and T regulatory cells, or Tregs, a cell population that inhibits the immune response and, in the context of cancer, promotes tumor growth by inhibiting the activation and proliferation of effector T cells and NK cells. TIGIT has also been shown to be a mediator of resistance to existing CPIs, including anti-PD-1 therapies. We have designed EOS-448 to have a high affinity for TIGIT and also to actively engage FcγR. We have shown in preclinical studies using a mouse anti-TIGIT antibody that engagement of FcγR was an important mediator of antitumor activity in vivo. Engagement of FcγR by EOS-448 results in the activation of a number of immune cells, including NK cells, macrophages and other effector cells, promoting inflammation and their cell killing function. Through engagement of FcγR and activation of ADCC, EOS-448 is designed to activate dendritic cells and macrophages and to deplete Tregs and exhausted T cells, which are known to express high levels of TIGIT, within the tumor microenvironment. In our preclinical studies, we have also shown that EOS-448 has high binding to TIGIT and, compared to a number of clinical-stage anti-TIGIT antibody equivalents, generated high levels of immune cell activation in an IL-2 promoter-dependent functional assay.

Our preclinical data suggest that EOS-448 has the potential to deliver robust antitumor activity and could be complementary to and used in combination with other cancer therapies such as CPIs and chemotherapy. Our preclinical data also suggest that EOS-448 is active in combination with inupadenant and chemotherapy, thus creating the potential for intra-portfolio synergies. In animal models and ex vivo experiments in patient-derived cells, we have shown that EOS-448 promoted the killing of immunosuppressive tumor-infiltrating Tregs. TIGIT is also expressed on tumor cells in certain hematological malignancies. Based on the high expression of TIGIT in multiple solid tumors and hematological malignancies, we believe there is significant potential for EOS-448 in clinical applications. We recently completed the dose escalation portion of a Phase 1/2a clinical trial of EOS-448 as a monotherapy in patients with solid tumors with the primary goal of assessing its safety and tolerability and plan to present the initial data from this study at the AACR annual meeting. We plan to start multiple expansion cohorts in select indications with different combinations in mid-2021.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. Our internal research and development team has gained extensive knowledge in immuno-metabolism, characterization of the immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized target product profiles for targets validated by a strong scientific rationale. We have been able to move from initiation of a discovery campaign to the identification of a preclinical candidate within 18 months for both inupadenant and EOS-448. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the effect of a product candidate in patients, choose optimal combination agents and identify the patients most likely to benefit from treatment.

Our pipeline

The following chart summarizes our clinical product pipeline. We hold worldwide development and commercialization rights to our product candidates.

Strategy

Our vision is to transform the treatment of patients suffering from cancer by creating a broad portfolio of immuno-oncology therapies focused on novel targets in the tumor microenvironment. The key pillars of our strategy to achieve our vision include:

•

Build upon the differentiated profile and encouraging preliminary single-agent activity of our lead product candidate, inupadenant, to advance it through clinical development and regulatory approval. We believe that inupadenant is a highly differentiated A2AR antagonist based on its specificity, potency and continuous target coverage. We believe that these characteristics may position inupadenant to deliver a better tolerability profile and more robust anti-tumor response than existing A2AR inhibitors in clinical development. We have observed preliminary single-agent activity in our Phase 1/2a clinical trial in advanced solid tumor patients and we intend to advance inupadenant both as a single agent and in combination with standard cancer treatments. We have initiated safety evaluation of inupadenant in combination with pembrolizumab and we plan start expansion cohorts in patients with melanoma who are resistant to anti-PD-1 therapy and in patients with CRPC who have not previously had immuno-oncology therapy. We have also started the safety evaluation of inupadenant and chemotherapy in patients with triple-negative breast cancer, or TNBC. We plan to meet with regulatory authorities to discuss potential expedited regulatory strategies for inupadenant when appropriate.

•

Exploit the broad potential of TIGIT inhibition and advance EOS-448, our FcγR engaging anti-TIGIT antibody, through clinical development and regulatory approval. We believe the ability of EOS-448 to inhibit TIGIT and activate the FcγR on immune cells has the potential to deliver potent anti-tumor effects across a wide range of cancers. We have initiated a Phase 1/2a clinical trial of EOS-448 as a monotherapy for patients with solid tumors and we will report initial dose-escalation data at the AACR annual meeting in April 2021. We intend to evaluate EOS-448 in multiple solid tumors and hematological malignancies in combination with existing therapies, including an IMID molecule, pembrolizumab, as well as with our A2AR antagonist, inupadenant. Our preclinical data suggest that EOS-448 is synergistic with other immuno-oncology agents and standard cancer therapies. We anticipate initiating new clinical trials of EOS-448 to evaluate combination regimens with expansions in specific indications in mid-2021. We plan to meet with regulatory authorities to discuss potential expedited regulatory strategies for EOS-448 when appropriate. We plan to leverage our in-depth understanding of TIGIT-mediated pathways and potential predictive biomarkers to identify ways to select patient populations we believe will be most likely to respond to treatment.

•

Leverage our deep understanding of immune pathways and the tumor microenvironment to identify novel product candidates. Since our founding, we have established extensive knowledge in immuno-metabolism, characterization of the immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We will continue to apply our expertise in understanding and targeting immunosuppressive cells and mechanisms of resistance within the tumor microenvironment to develop novel product candidates for the treatment of cancer. We plan to leverage our expertise to continue to select and pursue novel immuno-oncology product candidates targeting CPIs, tumor resistance mechanisms or immune system activation mechanisms, through both in-house research and in-licensing of complementary technologies. Building upon our work to date in the adenosine pathway, the CPI-mediated immunoregulatory pathways, we expect to advance an additional product candidate into IND-enabling studies in 2021 and to start another new preclinical program in 2021.

•

Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We hold worldwide development and commercial rights to our pipeline of immuno-oncology programs, and we intend to commercialize our product candidates, if approved, in key geographies. In the future, we may selectively enter into strategic collaborations around certain targets, product candidates, disease areas or geographies if we believe these collaborations could maximize the value of our product candidates. We have and may in the future enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we have entered into a non-exclusive, clinical supply agreement with Merck & Co, or Merck, to evaluate inupadenant in combination with pembrolizumab.

•

Maintain a strong culture of innovation and build a leading immuno-oncology company putting patients first in everything we do. We will continue to apply our deep understanding of the tumor microenvironment to the discovery and development of novel immuno-oncology therapies that have the potential to provide breakthroughs for patients suffering from cancers who are currently underserved by available therapies. Core to this strategy is continuing to build a team and company culture, at our headquarters in Cambridge, Massachusetts and our research and development center in Belgium, that prioritizes patients’ needs as we develop our lead programs and pipeline assets. Our vision, values, talent and strategy maximize our ability to operate at the forefront of innovations in immuno-oncology. We believe our presence in the United States and Belgium is a strategic advantage that enhances our ability to attract global talent and remain at the forefront of innovation in the field of immuno-oncology.

The promise of immuno-oncology and the limitations of current immuno-oncology therapies

In recent years, the treatment of cancer has been reshaped by the promise of immuno-oncology therapies, particularly CPIs. Cancer cells have evolved the ability to evade recognition by the immune system, including by expressing immune checkpoints that inhibit the immune response. Immune checkpoints are proteins on certain immune cells that regulate the activation, often functioning as on-off switches, of effector cells. The first clinical validation of the manipulation of these receptors to reactivate and activate the immune system, since named immuno-oncology, came in 2010 when ipilimumab, an antibody targeting the immune checkpoint CTLA-4, demonstrated clinical benefit in metastatic melanoma patients. Since then, a number of immuno-oncology drugs have been approved and become a cornerstone of treatment for a wide range of cancers. CPIs, including ipilimumab, pembrolizumab and others, have now become a foundation of the immuno-oncology market, with an estimated $22 billion in sales in 2019.

CPIs work by binding to proteins on the surface of either immune or cancer cells that mediate inhibitory signals, thereby blocking the immunosuppressive interactions between the two. One of the most successful approved checkpoint inhibitors acts by preventing programmed death-ligand 1, or PD-L1, on the tumor cell from interacting with its binding partner, the programmed death cell protein 1, or PD-1, which is found on the surface of cytotoxic T cells. Blocking this interaction can allow effector T cells to attack and destroy tumors.

While CPIs have provided significant therapeutic benefit for certain cancers, they are not efficacious in a majority of patients with cancer. For example, the reported efficacy of CPIs is limited in melanoma, a tumor known as having high immune cell infiltration, and only approximately 20% of patients with second-line melanoma had progression-free survival, or PFS, a year after the initiation of treatment with the anti-PD-1 CPI pembrolizumab (Keytruda), as illustrated in the figure below from the Keytruda package insert. The PFS observed to date in many other solid tumor types has been more limited. Furthermore, the long-term benefit of these immunotherapy approaches, including CPIs, is limited because the majority of patients eventually become resistant or refractory to therapy.

The understanding of the biology behind resistance to immunotherapy is evolving. Several different pathways have been identified that contribute to suppression of the immune system in the tumor microenvironment beyond those targeted by current CPIs.

Our drug discovery efforts are dedicated to a better understanding of these immune resistance pathways with the specific goal of generating novel product candidates that restore the immune response against cancer. We currently have two clinical-stage product candidates, inupadenant and EOS-448, each targeting a key mechanism that has the potential to inhibit an effective antitumor immune response: the adenosine pathway and the novel checkpoint TIGIT pathway, respectively. We believe that both product candidates have the potential to further increase patient responses to immunotherapy, including in patients resistant to currently approved CPIs. We are also using our deep understanding of these critical immune resistance pathways to identify new targets and generate additional product candidates that have the potential to work in synergy with inupadenant and EOS-448.

Inupadenant, our next generation immuno-oncology product candidate designed to counteract the adenosine immunosuppressive pathway

Inupadenant is a small molecule designed to block the immunosuppressive activity of adenosine by inhibiting the signaling of the A2AR on immune cells. In animal models, we showed antitumor activity of inupadenant both as a monotherapy and in combination with other standard cancer therapies, including CPIs. In the dose escalation portion of our ongoing Phase 1/2a clinical trial of inupadenant as a monotherapy in heavily pretreated solid tumor patients, we observed clinical benefit in seven out of 21 patients, including two patients with confirmed partial responses as of June 10, 2020. Inupadenant has been reported to be generally well-tolerated, with four of 21 patients in the dose escalation cohort remaining on-study as of June 10, 2020, we have observed no dose-limiting toxicity or drug-related serious adverse events, or SAEs. Based on these results, we plan to continue development of inupadenant both (i) as a monotherapy to further evaluate activity and to identify relevant biomarkers for patient selection and (ii) in combination with pembrolizumab and other current cancer therapies.

The immunosuppressive adenosine pathway

It is well established that the adenosine pathway is a key pathway that modulates immune responses in pathological conditions. ATP is normally found at very low levels extracellularly. Following cellular stress or cell death, large amounts of ATP are released from cells, triggering inflammation. Under normal conditions, extracellular ATP is rapidly converted to adenosine. Adenosine is immunosuppressive and acts to modulate the immune response and limit tissue destruction by activated immune cells. This balance is especially disturbed in the tumor microenvironment, where the combination of hypoxia and cancer cell death generates high concentrations of ATP. The hypoxic conditions in the tumor microenvironment at the same time induce the expression of CD39 and CD73, two enzymes that convert ATP into adenosine. In addition, there are other enzymes such as tissue non-specific alkaline phosphatase, or TNAP, and prostate-specific acid phosphatase, or PAP, that contribute to the production of adenosine. The expression of these enzymes contributes to an increase in processing of ATP to adenosine, and the resulting high levels of adenosine in the tumor microenvironment suppress the activity of cytotoxic effector T cells that would otherwise kill tumor cells.

Adenosine A2A receptor and immune cell function

The Adenosine pathway offers multiple potential targets for drug programs, including the enzymes involved in adenosine production, the adenosine deaminase, the enzyme involved in adenosine degradation, and the adenosine receptors expressed on immune cells found in the tumor microenvironment. There are four known adenosine receptors: A1, A2A, A2B and A3. Of these, only A2AR and A2BR are believed to play a role in intra-tumoral immune suppression. A2AR has been shown to have an affinity for adenosine that is approximately 100-fold higher than A2BR. Furthermore, as illustrated in the figure below, A2AR is the primary adenosine receptor expressed on CD4+ and CD8+ T cells, NK cells, monocytes and dendritic cells. To measure the adenosine receptors expression, we quantified messenger RNA, or mRNA, of all adenosine receptors in purified human immune cell populations in resting and stimulated conditions. T cells and NK cells were stimulated with anti-CD3/CD28 and IL-2, respectively. Monocytes and dendritic cells were stimulated with lipopolysaccharides, or LPS.

We are focused on the direct target for adenosine, its receptor, and we chose A2AR as it is the most highly expressed in relevant immune cell populations and one of the receptors with high affinity for the ligand as opposed to targeting upstream enzymes that are involved in production of adenosine. We selected A2AR as the target for inupadenant because we believe it is a key actor that mediates the immunosuppressive effects of adenosine regardless of the source of adenosine production.

Validation of A2AR antagonist as immunomodulator

The major role played by A2AR in immunosuppression in the tumor microenvironment has been demonstrated in several preclinical studies published by other groups in peer-reviewed journals. In these studies, pharmacologic agents that inhibited A2AR were shown to induce antitumor activity. Additional experiments showed that the genetic knockout of A2AR in mice led to the rejection of multiple tumor types in a CD8+ T cell-dependent manner, providing support for the hypothesis that A2AR could be a valid therapeutic target. The antitumor activity was further enhanced when the compounds were tested in combination with CPIs.

A2AR antagonists have previously been evaluated in clinical trials for central nervous system, or CNS, indications, and one of these agents, istradefylline, has been approved by the FDA for the treatment of Parkinson’s disease. As the role of adenosine in tumor-mediated immunosuppression became clear, several companies set out to evaluate A2AR antagonists initially developed for use in CNS diseases in oncology settings. These first-generation compounds have shown initial signs of activity, but were in some cases associated with dose-limiting toxicity, possibly related to CNS effects. Furthermore, rolofylline, an A1R antagonist that was tested in a Phase 3 clinical trial in patients with heart failure, was associated with an increase of stroke and seizure, underscoring that lack of selectivity for A2AR could present safety risks. Therefore, we have specifically designed inupadenant to target A2AR and not to cross the blood-brain barrier, which we believe will lead to an improved therapeutic index.

High adenosine concentrations prevent an effective anti-tumor immune response and play a role in resistance to current cancer therapies

While it has been accepted that adenosine levels are elevated in the tumor microenvironment, precise measurement of adenosine concentrations in tumors has been hindered by its short half-life. We set out to assess adenosine concentration in tumors using 10 different patient-derived xenograft, or PDX, models to confirm the hypothesis that adenosine concentration is higher in tumors than in normal tissue. In these models, as illustrated in the figure below, the mean extracellular adenosine concentration in tumors was 10.66 µM, which is approximately 20-fold higher than adenosine levels measured in normal tissue. These data support our rationale for designing adenosine receptor antagonists to maintain potency at high adenosine concentrations for use as a cancer therapeutic.

We believe the elevated levels of adenosine in the tumor microenvironment may be a modulator of resistance to current cancer therapies, including both CPIs and chemotherapy. High activity of soluble CD73 was associated with poor overall survival and PFS in patients with metastatic melanoma treated with nivolumab, an anti-PD-1 CPI. An association between high adenosine blood concentrations and lack of response to nivolumab was shown in a clinical trial of renal cell cancer patients conducted by others. In this trial, patients who failed to respond to nivolumab had significantly higher blood adenosine levels than those who responded, both at baseline (158% higher) and at four weeks after initiation of treatment (138% higher). Patients with baseline adenosine levels in the top quartile also had a significantly worse PFS. These data further support our belief that adenosine plays an important role in resistance to CPIs such as nivolumab. Additional data support a potential role in chemotherapy-induced resistance, as chemotherapy has been shown in some cases to increase the production of adenosine in the tumor microenvironment and some chemotherapeutics induce adenosine-mediated immunosuppression that may limit the efficacy of these therapies.

Given the important role of A2AR in mediating the immunosuppressive effects of adenosine in the tumor microenvironment, we believe that a potent and selective antagonist of A2AR has the potential to restore antitumor immune response inhibited by adenosine and enhance the activity of other cancer therapies, including CPIs and chemotherapy.

Our solution: Inupadenant

Inupadenant is an A2AR antagonist that we engineered to specifically inhibit the activity of A2AR on immune cells at the high concentrations of adenosine found in the tumor microenvironment, in order to address the shortcomings of other A2AR antagonists currently in development. As illustrated in the figure below, hypoxia and cell necrosis in the tumor lead to the release of ATP, which is converted to adenosine in the tumor microenvironment. Adenosine exerts an immunosuppressive effect via activation of A2AR, thereby inhibiting the tumor-killing function of effector T cells. Inupadenant is designed to release the adenosine driven immunosuppression of T cells by antagonizing A2AR, thereby allowing T cells to kill their tumor targets.

Differentiation of inupadenant

We believe inupadenant has three key characteristics that provide the molecule with a unique profile and potential advantages in clinical settings when compared to other A2AR antagonists currently in development:

1.

High affinity for A2AR and insurmountable antagonism. We believe that the affinity and sustained binding of inupadenant to its target may allow it to maintain potency at high concentrations of adenosine, differentiating it from other A2AR antagonists in development. The ability of an A2AR antagonist to reduce the maximum effect of A2AR activation at any concentration of an agonist such as adenosine is a characteristic known as insurmountable antagonism. In our in vitro studies, we measured cyclic adenosine monophosphate, or cAMP, to assess the potency of several A2AR antagonists. The activation of A2AR on the surface of primary human T cells leads to the production of cAMP, which makes it a relevant indicator for potency. In this functional assay, we tested competitor antagonists and, as illustrated in the figure below, we observed that at low adenosine concentrations, inupadenant was the most potent antagonist of the A2AR antagonists tested, and most notably, when compared to other antagonists developed by competitors, the potency of inupadenant was not reduced at the high adenosine concentrations typically found in the tumor microenvironment.

We further illustrated the potential advantage of inupadenant’s high potency and insurmountable antagonism for A2AR in mouse models. As illustrated in the figure below, we showed that administration of a single 3 mg/kg oral dose resulted in plasma levels of inupadenant that exceeded the half maximal inhibitory concentration, or IC50, for mouse A2AR for eight hours. However, even though inupadenant was cleared from circulation within hours, inhibition of A2AR cell signaling, as measured by the phosphorylation of a transcription factor CREB, or pCREB, was maintained for longer than 24 hours. This difference between the pharmacokinetics, or PK, meaning the change in drug concentration in circulation over time, and the pharmacodynamics, or PD, meaning the change in biological effect over time, suggests that inupadenant could provide a prolonged pharmacodynamic effect and sustained A2AR inhibition in patients.

2.

Inupadenant has higher selectivity for A2AR than other antagonists in clinical development. Because A2AR is the primary adenosine receptor on immune cells, we believe that the high specificity of inupadenant will enable it to have potent effects on immune cell function in solid tumors and hematological malignancies, while avoiding potential adverse effects that may be associated with inhibition of other subtypes of adenosine receptors with broader expression profiles. The table below summarizes data from our study showing the IC50 for inhibition of cAMP production in HEK cells overexpressing one of the four adenosine receptors, comparing inupadenant and models of three other adenosine receptor antagonists currently in development. Inupadenant was the most potent A2AR antagonist among other antagonists as demonstrated by the very low concentrations of drug required to give a 50% response in a functional assay. Higher concentrations were required to give the same effect on other adenosine receptors, further supporting the high selectivity of inupadenant.

(IC50 nM, HEK)	Inupadenant iTeos	AB928 Arcus	AZD4635 AstraZeneca	CPI-444 Corvus
A2AR	0.7	12	222	17
A1R	192	39	185	61
A2BR	575	<1	156	275
A3R	>30,000	>14,000	>30,000	>30,000

3.

Inupadenant is designed not to cross the blood brain barrier. Unlike first generation A2AR antagonists, we designed inupadenant specifically to avoid penetration to the CNS through crossing of the blood-brain barrier. In preclinical models, inupadenant displayed less than 1% blood-brain barrier penetration and accordingly we believe it is designed to minimize the potential for adverse CNS effects.

Antitumor activity in mouse models

We have evaluated the antitumor activity of inupadenant in multiple syngeneic mouse models, which are models in which the mouse maintains a complete immune system and therefore can be used to demonstrate the effect of an agent that works via immune activation. In some of these studies, we used a racemate of inupadenant. A racemate is a mixture of two molecules comprised of an identical atomic structure but in which atoms are arranged as mirror images of each other in three-dimensional space. inupadenant is a chemically pure form of inupadenant, and we believe the results from inupadenant are indicative of the activity of the form of inupadenant we are currently developing. In a B16F10 melanoma model, we showed that inupadenant administered as a monotherapy at a dose of 1 mg/kg once daily, significantly delayed tumor growth for over 20 days.

We also showed that inupadenant significantly enhanced the ability of a variety of anti-mouse CPIs to suppress tumor growth in multiple models. For example, as illustrated in the figure below, in a model of A20 reticulum cell tumors that express a high level of PD-L1, treatment with either anti-PD-L1 or inupadenant alone led to a modest reduction in tumor growth. However, the combination of anti-PD-L1 and inupadenant at two different concentrations led to significantly enhanced tumor suppression compared to either monotherapy, at both doses. At the highest combination dose, a statistically significant difference in the tumor response compared to vehicle was shown (p<0.001), and six of 10 mice had tumor regression at the time of treatment termination. P-value is a standard measure of statistical significance, and p-values of 0.05 or lower, reflecting a one-in-20 chance that the results occurred at random, are typically considered statistically significant.

We used another syngeneic tumor model, EMT6, to test the combination of inupadenant with an anti-CTLA4 CPI, as illustrated in the figure below. EMT6 is a breast tumor model that has been shown to be sensitive to anti-CTLA4 treatment. In this model, we showed that anti-CTLA4 antibody dosed as a monotherapy at days nine and 12 delayed tumor growth until approximately day 30. The addition of daily dosing with inupadenant from days eight through 36 led to complete tumor regression. Despite stopping treatment at day 36, we showed persistent complete responses through the last measurement point at 60 days. These results were statistically significant (p=0.016).

Importantly, as illustrated in the figure below, in the same mouse model, we showed that treatment with the combination of inupadenant and anti-CTLA4 antibody resulted in generation of antigen-specific durable immune memory. In this experiment, mice in which EMT6 tumors had been eradicated, were resistant to the establishment of new EMT6 tumors that were injected on day 64, 28 days after suspension of all treatment, and this resistance lasted through day 98, the last measurement point. These mice were not protected from an unrelated colon carcinoma tumor, CT26, which readily grew in these mice in a manner similar to naïve mice. We believe the development of immune memory, or the ability of the immune system to be recalled into action against the same tumor, has important therapeutic implications that may enable long-term durable responses due to the ability to actively prevent reemergence of tumors.

Clinical development of inupadenant

We are conducting an open-label multi-arm Phase 1/2a clinical trial of inupadenant as a monotherapy in adult cancer patients with advanced solid tumors that are refractory to standard therapies, as well as in combination with pembrolizumab and with chemotherapy. The goal of the dose escalation portion of the study is to assess safety and tolerability of inupadenant, with secondary analyses focused on PK, PD and overall response rate. The study will also include expansion cohorts in melanoma, CRPC and TNBC to evaluate the ORR.

We have completed the monotherapy dose escalation portion of the clinical trial, enrolling 21 patients in five dose cohorts (20 mg and 40 mg once daily, or QD, and 40 mg, 80 mg and 160 mg twice daily, or BID). Patients were dosed every day with assessment cycles every 28 days through disease progression. Based on the results of this escalation cohort, we have selected the recommended Phase 2 dose for monotherapy of 80 mg BID. We are currently enrolling a monotherapy expansion cohort of up to 24 patients to further evaluate the safety, PK and PD at the recommended Phase 2 dose in a subset of solid tumor cancer indications that we believe are most likely to benefit from single-agent treatment, including melanoma, non-small cell lung cancer, or NSCLC, CRPC and endometrial cancer. We are also analyzing tumor samples from patients enrolled in our trials to help identify biomarkers that could be used to select patients that are most likely to respond in future trials. We plan to provide an update on these evaluations of inupadenant monotherapy later in 2021.

We have begun to assess inupadenant in combinations with chemotherapy or with pembrolizumab starting in the third quarter of 2020, initially evaluating safety and tolerability of the combination regimens in patients with solid tumors before enrolling expansion arms in select indications such as CRPC, melanoma and TNBC. We selected these indications to evaluate inupadenant where there is a strong rationale for treatment with an A2AR antagonist based on expression of the receptor and adenosine-producing enzymes, evidence that the adenosine pathway plays a role in treatment resistance, and the presence of T cells in the tumor microenvironment. We have selected settings where current immunotherapies, including CPIs, have not had optimal outcomes, such as in (i) CRPC, for which CPIs have had limited benefit, (ii) melanoma patients who are resistant to treatment with anti-PD-1 antibodies, and (iii) the 60% of patients with TNBC who are not eligible to receive standard-of-care atezolizumab, a CPI, in combination with chemotherapy as a first line treatment for metastatic disease. The figure below illustrates the design of our ongoing open-label Phase 1/2a clinical trial of inupadenant. The primary objective of this trial is to define the recommended Phase 2 dose and to characterize the safety and tolerability of inupadenant as a single agent and in combination with pembrolizumab or chemotherapy. The secondary objectives are to characterize the pharmacokinetics of inupadenant and to assess the anti-tumor activity of inupadenant given alone or with pembrolizumab or chemotherapy.

Phase 1 clinical trial results

Preliminary evidence of clinical benefit of inupadenant monotherapy

We have observed preliminary evidence of clinical benefit, measured as complete or partial response or stable disease as defined by RECIST 1.1, for at least eight weeks in seven of the 21 heavily pre-treated patients with solid tumors as of March 1, 2020, as illustrated in the table below. RECIST 1.1 is a standard set of guidelines for assessing responses in solid tumors, with definitions for complete response (disappearance of all target lesions), partial response (at least a 30% decrease in the sum of the longest diameter of target lesions from baseline), stable disease (neither sufficient shrinkage to qualify for partial response nor sufficient increase to qualify for progressive disease), and progressive disease (at least a 20% increase in the sum of the longest diameter of target lesions from the smallest sum on study or the presence of new lesions). A complete or partial response is considered confirmed if the response criteria are met on a subsequent assessment. Clinical benefit was observed at a higher frequency in patients who received a BID regimen, however the antitumor activity results from dose escalation are considered exploratory and no statistical analysis of the results from this portion of the trial is planned. One patient with CPI-refractory metastatic melanoma and one patient with heavily pretreated metastatic CRPC have experienced confirmed partial responses and are continuing treatment with inupadenant. An additional two patients have achieved stable disease lasting over nine months. The figure below illustrates the current status of the dose escalation patients in our Phase 1/2a clinical trial of inupadenant as of June 10, 2020.

We observed a confirmed partial response in a patient with checkpoint blockade-resistant metastatic melanoma. This patient had metastatic disease that showed no benefit from pembrolizumab, radiotherapy or ipilimumab, before enrolling in the inupadenant clinical trial. Eight weeks after the last administration of a four-dose course of ipilimumab, this patient had evidence of disease progression with new lesions and began treatment with inupadenant 160 mg BID. At the first post-enrollment disease assessment seven weeks after the initiation of therapy, this patient showed stable disease, with a 26% reduction in target lesions, and the patient reported improved function of the affected arm. Sixteen weeks after treatment initiation, a 44% reduction in tumor size was observed, as shown in the figure below. As of July 7, 2020, this patient was continuing to receive inupadenant. This patient reported decreased swelling and noted improved mobility of his arm.

A confirmed partial response was also observed in a patient with metastatic CRPC. Prior to the inupadenant trial, this patient had five previous rounds of therapy, including antiandrogen therapy and chemotherapy with docetaxel and cabazitaxel. After eight weeks of treatment with inupadenant 80 mg BID; tumor measurement showed stable disease with a small increase in the size of tumors and lymph nodes reported. Reduction in the size of target lesions of 40% and 49% were observed at 16 weeks and 30 weeks after initiation of inupadenant dosing, respectively, as illustrated in the figure below. The patient’s level of prostate-specific antigen, a tumor biomarker, also decreased from 2.03 ng/mL to 0.2 ng/mL while on treatment. This patient also reported reduced bone pain. As of July 7, 2020, dosing was continuing in this patient.

Pharmacokinetics and pharmacodynamics

As illustrated in the left column of the figure below, we observed that the exposure of inupadenant was approximately dose proportional up to a dose of 80 mg BID. At a dose of 80 mg BID, the plasma concentration of inupadenant was continuously maintained over the IC50, which was approximately 6 ng/mL for pCREB inhibition in whole blood. At a higher dose of 160 mg BID, inupadenant was generally well tolerated, but the drug exposure was reduced and more variable, which we believe may be related to limited dissolution and absorption of the current formulation of inupadenant at this dose. At Cycle 2 Day 1, after 28 days of dosing, the exposure for all doses was similar to the first day of dosing, indicating that there is no accumulation or reduction in exposure at steady state dosing.

Pharmacodynamic assays showed target engagement and full inhibition of the pathway for all doses of inupadenant administered BID tested in blood cells exposed to CGS-21860, an agonist for A2AR. As illustrated in the middle column of the figure below, the effect of inupadenant on A2AR in patients’ CD8+ T cells, the intended target, was measured by assessing cAMP-dependent changes in activation of transcription related to A2AR inhibition. Inhibition of A2AR caused a reduction in levels of cAMP which in turn prevented CREB from being phosphorylated, indicated as pCREB. Furthermore, as shown in the right column of the figure below, we observed that administration of inupadenant restored the release of tumor necrosis factor alpha, or TNFα, an inflammatory cytokine that has multiple immunostimulatory effects. pCREB alters the production of multiple cytokines, including TNFα. On Cycle 1 Day 1, the first day of inupadenant dosing, we observed reductions in the levels of phosphorylated CREB and nearly full restoration of TNFα within two hours, the first time point measured. BID dosing at 40, 80 or 160 mg was able to maintain these effects for 24 hours on the first day of dosing. On Cycle 2 Day 1, after 28 days of dosing, inhibition of CREB phosphorylation and restoration of TNFα production were maintained. We observed that the effect of inupadenant on A2AR persisted longer than would be expected based on the concentration of inupadenant in the blood, which was consistent with our preclinical observations.

The 80 mg BID dose provided continuous inhibition of A2AR in the dose escalation portion of the trial and, accordingly, we have selected this regimen as the recommended dose of the current formulation for further study. We plan to introduce a new formulation of inupadenant that has shown improved dissolution properties and good absorption under high pH conditions in preclinical testing. We expect the new formulation to be available for a clinical bridging study in the first quarter of 2021, which is expected to be initiated in the second quarter of 2021.

Safety profile

As of July 7, 2020, we had completed enrollment of 21 patients in the dose finding portion of this open-label Phase 1 trial and 12 patients in the monotherapy expansion cohort. In the dose finding portion, inupadenant has been reported to be generally well-tolerated at all doses and we had observed no dose limiting toxicities and one possibly drug-related serious adverse event of pericardial effusion. Since the July 7, 2020 data cutoff, we have observed an additional serious adverse event that was considered a dose-limiting toxicity. As illustrated in the tables below, as of the previous interim analysis with a cut-off date of January 15, 2020, all of the reported drug-related treatment-emergent adverse events, or TEAEs, were Grade 1 or 2. The most common drug-related TEAEs observed were fatigue, liver enzyme elevation, decreased appetite and diarrhea. Asymptomatic interstitial pneumonitis, which is considered an immune-related adverse event, was observed in one patient.

Reported serious adverse events, or SAEs, which occurred in 15 of the 33 treated patients as of July 7, 2020, were pneumonitis, pericardial effusion, inflammation, abdominal pain, cerebrovascular accident, small intestinal obstruction, arthralgia, diarrhea, retroperitoneal hematoma, vomiting, urinary tract infection, sepsis, acute kidney injury, hypercalcemia, bone pain, cancer pain, pain in extremity, epilepsy, and pneumothorax. Of these, the pericardial effusion was considered to be possibly drug-related, and all of the remaining SAEs were considered not drug-related. The SAEs of pneumonitis and pericardial effusion were experienced by a 55-year-old woman with endometroid adenocarcinoma of the endocervix. The event of grade 2 pneumonitis, which was ultimately ruled as unrelated to the study drug, was diagnosed nine weeks after initiating treatment and led to interruption of dosing with inupadenant. Four weeks after the dosing was interrupted, the subject was diagnosed with a moderate to severe pericardial effusion, ruled by the investigator to be possibly drug-related, and was admitted to intensive care and treated with steroids, with the patient expiring five days later due to acute right heart failure. The subject’s death due to acute right heart failure related to disease progression was not considered drug-related, and the lung findings that had been previously diagnosed as pneumonitis have been determined to be related to disease progression within the lungs. The pericardial effusion, which occurred approximately four weeks after treatment with inupadenant was discontinued, was considered possibly drug-related by the investigator.

Upcoming clinical updates

As of March 16, 2021, a total of 43 patients (including the 21 patients summarized above) have been enrolled in the monotherapy dose escalation and expansion and we expect to provide updated results later in 2021. We are also currently enrolling patients in the cohorts assessing inupadenant in combination with chemotherapy, in combination with pembrolizumab, and as monotherapy in CRPC.

Potential broader opportunity for inupadenant

We anticipate that emerging data from our ongoing Phase 1/2a clinical trial will help guide our initial choices of tumor indications to pursue with inupadenant. We will also be guided by our evaluation of the expression of A2AR and adenosine-producing enzymes, such as CD73, TNAP and PAP in various tumor types.

In our clinical trial, we are evaluating potential predictors of response and potential PD biomarkers in pre- and post-treatment tumor samples. These biomarkers include the expression of A2AR and adenosine-producing enzymes within the tumor, the presence of immune cells within the tumor and several tumor gene signatures, including an immune gene signature. We plan to use these data to assess the potential correlation between expression of these potential predictive markers and clinical response to inupadenant. We believe inupadenant has the potential to provide clinical benefit across many indications. In the third quarter of 2020, we initiated a Phase X trial evaluating inupadenant in combination with pembrolizumab in melanoma and CRPC and in the fourth quarter of 2020 we initiated the evaluation of inupadenant in combination with carboplatin and paclitaxel in TNBC.

EOS-448, a FcγR-engaging anti-TIGIT antibody

EOS-448 is an antibody specifically designed to target TIGIT, a receptor expressed on various immune cells, particularly tumor-infiltrating lymphocytes, or TILs. Its main ligands play both inhibitory and stimulatory roles in regulating immune response and are highly expressed in tumors, where they have been shown to mediate immunosuppression. EOS-448 is designed to block TIGIT and restore activation of TILs and engage FcγR, leading to an antitumor immune response. In preclinical models, we have shown that our anti-TIGIT antibody inhibited tumor growth or caused tumor regression both as monotherapy and in combination with other cancer therapies, including anti-PD-1 antibodies. To date, EOS-448 has exhibited a favorable tolerability profile in a toxicology study in non-human primates. We are currently enrolling patients with refractory solid tumors in an open-label Phase 1/2a study of EOS-448 as a monotherapy and intend to initiate expansion cohorts to evaluate EOS-448 as a monotherapy and in combination with anti-PD-1 and other standard cancer therapies. We believe that EOS-448 has the potential to provide therapeutic benefit to patients with a wide array of solid tumors and hematological malignancies.

The role of TIGIT in the tumor microenvironment

Current CPI agents restore an active effector T cell response in some patients, but many patients either do not respond or develop resistance during therapy. One key mechanism of resistance to these therapies is via the TIGIT checkpoint, which maintains suppression of effector T cells and NK cell in the tumor microenvironment and prevents an effective antitumor immune response. As illustrated in the figure below, TIGIT is expressed on immune cells and interacts with its ligands, CD155 and CD112, expressed by cancer cells and antigen-presenting cells. This interaction acts to inhibit the antitumor activity of effector T cells and NK cells. An anti-TIGIT antibody like EOS-448 is designed to disrupt the binding of TIGIT to its ligands, thereby enabling CD155 and CD112 to interact with the co-stimulatory receptor, CD226, which in turn stimulates the activity of effector T cells and NK cells. The expression of TIGIT on TILs and of these ligands in a wide array of cancers has been shown to have the potential to create an immunosuppressive tumor microenvironment.

Validation of TIGIT as an antitumor target

TIGIT is a validated target that plays a known role in preventing an effective antitumor immune response. TIGIT expression has been observed to be higher on tumor-infiltrating immune cells than on circulating peripheral blood mononuclear cells, or PBMCs, in patients with cancer, and TIGIT has been shown to be expressed on immune cells in various tumor types, including breast cancer, gastric cancer, head and neck squamous cell carcinoma, melanoma and NSCLC. As shown in the figure below, high levels of TIGIT mRNA have been detected in multiple hematological and solid tumor types. This mRNA data was derived from the publicly available Tumor Cancer Genome Atlas database. In addition, TIGIT’s natural binding ligands CD155 and CD112 are highly expressed on most solid tumors. Immunohistochemical staining of human tumor tissue samples have demonstrated that CD155 is highly expressed in solid tumors and CD226 expressing cells can be detected in a range of solid tumor types. These findings highlight the potential of anti-TIGIT drugs in numerous types of cancer.

Early research on TIGIT showed that its inhibition enhanced the killing of tumor cells, and genetic knockout of TIGIT in mouse models was associated with increased cancer resistance. Several ex vivo and in vivo studies conducted by others have shown that blockade of TIGIT in the tumor microenvironment synergizes with other CPIs and results in the reversal of T cell exhaustion and leads to subsequent tumor rejection.

In our preclinical studies, we showed in a murine CT26 colon carcinoma model and in a syngeneic EMT6 breast carcinoma model that the inhibition of both TIGIT and PD-1 resulted in a reversal of tumor growth. In the CT26 model, we showed a complete response in seven of eight mice and the induction of a protective, antigen-specific memory response.

Given the important role of TIGIT in maintaining an immunosuppressive tumor microenvironment, we believe that a potent, high affinity anti-TIGIT antibody with the ability to engage FcγR would have the potential to restore the antitumor immune response and improve the activity of cancer therapies, including CPIs and chemotherapy.

Our solution, EOS-448, an FcγR-activating anti-TIGIT antibody

Our anti-TIGIT antibody, EOS-448, is a recombinant, fully human IgG1 monoclonal antibody directed against human TIGIT that we selected for clinical development based on its favorable characteristics, including affinity, antagonist activity, cross-reactivity to TIGIT in non-human primates, functionality and suitability for development.

EOS-448 is designed to restore immune responses through multiple mechanisms. As illustrated in the figure below on the left, EOS-448 is designed to block the binding of CD155 and CD112 to TIGIT, which frees these ligands to bind to the stimulatory receptor, CD226, resulting in activation of immune cells leading to immune-mediated killing of tumor cells. This mechanism of action is relevant to TIGIT bearing NK cells. In T cells, TIGIT expression tends to correlate with exhaustion and so this mechanism of action may be more restricted to T cells with lower levels of TIGIT. In addition, as the antibody has been designed as a fully functional IgG1, EOS-448 can coat any cell expressing high levels of TIGIT and activate dendritic cells and macrophages leading to enhanced immune activation, as illustrated in the middle panel. Finally, this macrophage and NK cell activation can lead to killing of the cells expressing sufficiently high levels of TIGIT as shown in the right panel below. Tregs in the tumor microenvironment and exhausted T cells express high levels of TIGIT and so EOS-448 may induce the destruction of these cell populations, thereby relieving the immunosuppression of the tumor microenvironment.

We created equivalent versions of anti-TIGIT antibodies in development by others, based on sequences from the patents of Mereo, Genentech, Bristol-Myers Squibb, Merck and Arcus and compared them to EOS-448 in preclinical assays. As shown in the figure below, compared to these antibodies, EOS-448 had high binding affinity for CD8+ T cells and broke the interaction between TIGIT and CD155 at low concentrations of the antibody. Affinity was not assessed on other immune cells that express TIGIT. EOS-448 also generated high levels of immune cell activation as determined using an IL-2 promoter-dependent functional assay. In our antibody screening studies, we have found that functional activity can be independent of affinity, and chose an antibody that was optimized for both. We believe these properties could translate into superior clinical benefit of EOS-448 as compared to other anti-TIGIT antibodies in development.

EOS-448 restored anti-tumor immunity via multiple mechanisms

Cytokines are key inflammatory mediators that can activate the immune response and are a marker of immune cell function. We have shown that EOS-448 restored the release of pro-inflammatory cytokines, including IFNγ, as shown in the figure below, in an ex vivo experiment using PBMCs isolated from a melanoma patient and activated in the presence of TIGIT ligand, when compared to a control antibody.

Similar stimulatory activity was shown for other pro-inflammatory cytokines in ex vivo experiments using PBMCs or dissociated tumor cells from patient samples. In additional experiments, we have shown that EOS-448 led to increased expression of IL-2, IFNγ and TNFα by activated T cells in samples from patients with other solid tumor types.

Activation of the immune response was further supported by data from syngeneic mouse models. As EOS-448 does not recognize mouse TIGIT, we used a surrogate mouse anti-TIGIT antibody with properties similar to those of EOS-448. Strong antitumor activity of our mouse anti-TIGIT antibody was shown against pre-established CT26 tumors, both when it was dosed as a single agent and in combination with an anti-PD-1 CPI. In this experiment, our mouse anti-TIGIT antibody limited tumor growth as a monotherapy when compared to animals that did not receive treatment. In contrast, anti-PD-1 antibody, administered as monotherapy, did not demonstrate anti-tumor activity in this model. The combination of the anti-PD-1 and anti-TIGIT antibodies resulted in synergy and a robust antitumor response, with seven out of eight treated mice achieving a complete response, or CR, as shown in the figure below.

We believe the potential for synergistic activity between EOS-448 and other immuno-oncology agents extends beyond the combination with an anti-PD-1 antibody, as similar effects were shown in our preclinical studies when our mouse anti-TIGIT antibody was evaluated in combination with antibodies in clinical development directed at other immune checkpoints, including 4-1BB, OX-40, GITR, and ICOS. Similarly, anti-tumor activity was observed when our mouse anti-TIGIT antibody was combined with chemotherapy and our A2AR antagonist, or A2ARi, as shown in the figure below. We believe that these findings suggest that EOS-448 may have therapeutic benefit in combination with standard cancer therapies, as well as with next-generation immuno-oncology agents, in multiple indications.

FcγR binding is important for the activity of anti-TIGIT therapy

Other companies are developing anti-TIGIT antibodies with either high or low FcγR engagement, or binding, as shown in the table below.

High FcγR Engagement	Low FcγR Engagement	Unknown FcγR Engagement	Effector Function Enhanced lgG1
EOS-448	Domvanalimab (AB154)	IBI939	SEA-TGT
BGB-A1217	ASP8374 (discontinued)	M6223	AGEN1327
vibostolimab (MK7684)	BMS-986207	JS006
tiragolumab	COM902
etigilimab AB308

EOS-448 has high FcγR engagement, and therefore can promote antibody-mediated cell killing, which in turn can result in the depletion of cells expressing high level of TIGIT. Among the cells expressing high levels of TIGIT in the tumor microenvironment are Tregs. Tregs are specialized T cells that suppress immune effector cells to prevent a self-directed immune response against healthy cells. Tregs can also prevent an immune response directed against abnormal or unhealthy cells such as cancer cells. There is a growing body of evidence in animal models showing that TIGIT’s expression on Tregs has a functional role in immune suppression and tumor growth. In several preclinical models, anti-TIGIT antibodies with high binding affinity to FcγR and the ability to deplete TIGIT-expressing Tregs were shown to have stronger antitumor activity than similar antibodies without depleting activity. Similarly, in a mouse tumor model, reconstitution of the immune system with Tregs deficient in TIGIT resulted in a delayed tumor growth that was not shown if the Treg expressed TIGIT, further supporting the immunosuppressive role played by Tregs expressing TIGIT. These findings support the use of an anti-TIGIT antibody that engages FcγR, such as the design of EOS-448, to suppress the activity of TIGIT-expressing Tregs.

We selected for development EOS-448, an antibody that is designed to deplete Tregs in the tumor microenvironment while minimizing the impact on Tregs found in other organs and on effector T cells in the tumor microenvironment. As shown in the figure below, we have observed that TIGIT expression is significantly higher on the Tregs found in the tumor microenvironment than on circulating Tregs or on CD4+ and CD8+ T cells, whether in the tumor or in circulation. This relatively high expression level is expected to lead to preferred depletion of Tregs found in the tumor microenvironment. We also quantified the number of cells expressing TIGIT across a panel of PBMCs from healthy donors and cancer patients, as well as in TILs, with a specific focus on CD4+ and CD8+ T cells as well as Tregs. The highest expression was found in tumor-infiltrating Tregs. Based on these findings, we believe an IgG1 antibody, like EOS-448, could drive specific depletion of Tregs in the tumor microenvironment driven by ADCC.

In ex vivo experiments using immune cells from patients with solid tumors, we observed that EOS-448 led to the selective lysis of Tregs compared to CD4+ T cells and CD8+ T cells. As shown in the figure below, in PBMCs isolated from a lung cancer patient, EOS-448 led to significant depletion of Tregs via lysis and lower levels of lysis of CD4+ T cells or CD8+ T cells. We believe these data support our belief that EOS-448 can preferentially lead to killing of Treg cells while sparing effector T cells.

In addition, we compared the functional potential of CD4+ and CD8+ TILs based on their expression of TIGIT receptor. As shown in the figure below for both populations, the proportion of IFNγ, IL-2, or TNFα expressing cells after ex vivo activation was observed to be much higher in cells with low TIGIT expression, or TIGIT- cells, versus cells with high TIGIT expression, or TIGIT+ cells, supporting the assertion that TIGIT-expressing TILs have an exhausted phenotype. Hence EOS-448 did appear to cause depletion of predominantly exhausted T cells while generally sparing the more active effector T cell population.

We have also shown in our in vivo preclinical studies that binding of our mouse anti-TIGIT antibody to FcγR is important for its antitumor activity. In a CT26 syngeneic model, we showed that functional activity, as measured by a higher proportion of IFNγ-producing CD8+ T cells, or CD8+ IFNγ, within the tumor, was increased in tumors dosed with our mouse anti-TIGIT antibody, which engages FcγR, as compared to tumors treated with an anti-TIGIT antibody that had low FcγR engagement, as shown in the figure below.

In this syngeneic model, we also found that in tumors treated with our anti-TIGIT antibody, Tregs were significantly decreased as illustrated in the figure below, while similar effects were not observed with anti-TIGIT antibodies without functional FcγR engagement. Similar results were observed in other models, including a Hepa1-6 hepatocellular carcinoma and a TIGIT-expressing EL4 T cell lymphoma.

Consistent with these results, the antitumor activity of our mouse anti-TIGIT antibody was dependent on having a molecule with high FcγR engagement, and was also dependent on the expression of the FcγR itself on host cells, as shown in the figure below. We have shown that replacement of the Fc domain with one that has low binding to FcγR disabled the antibody’s ability to drive killing of Tregs as shown in the middle panel of the figure below. Similarly, in mice lacking the expression of the FcγR, known as FcγR knockout, or KO, mice, antitumor activity of the anti-TIGIT antibody was not observed regardless of whether the antibody had a functional Fc domain, as shown in the right panel of the figure below.

We have also shown in other preclinical experiments that the antitumor activity of our mouse anti-TIGIT antibody was dependent on NK and macrophage cells, cell types that express the FcγR and are activated by FcγR binding, as most of the antitumor activity was lost when one of these populations was depleted prior to treatment with our anti-TIGIT antibody. These data support the importance of the interaction between a functional Fc domain and the engagement of FcγR for the observed tumor response and support our design of EOS-448 as an IgG1 antibody with a functional Fc that engages FcγR.

We believe that the high affinity and superior potency of EOS-448 combined with its ability to activate the FcγR has the potential to bring significant clinical benefit as compared to other anti-TIGIT antibodies in development.

Preclinical toxicology of EOS-448

In a four-week toxicology study in non-human primates, EOS-448 at doses of 0.1, 1 and 10 mg/kg was generally well tolerated. EOS-448 exhibited a classical PK profile for a human IgG1 antibody, with dose proportional increases observed between the three tested doses. Dose proportional increases in occupancy of the receptor were also observed. Full occupancy was achieved and maintained through the dose interval of seven days at the highest dose. No drug-mediated adverse events were observed. An increase of C-reactive protein, a sign of induced inflammation, which was observed in some animals treated at the highest dose was not considered an adverse event.

Human safety data have been presented for two anti-TIGIT antibodies with an Fc format similar to that of EOS-448. Both demonstrated acceptable tolerability profiles in cancer patients and no dose limiting toxicities were observed at the highest doses tested, up to 20 mg/kg or 700 mg, respectively.

Clinical development of EOS-448

We are currently conducting an open-label Phase 1/2a clinical trial of EOS-448 in adult patients with refractory solid tumors with the primary goal of assessing its safety and tolerability and to determine the recommended dose and schedule of administration. Based on EOS-448’s preclinical tolerability profile, we were able to select a relatively high starting dose, which we believe will enable us to efficiently achieve a therapeutic exposure during dose escalation. As of December 15, 2020, we had enrolled 22 patients to five dose levels. We plan to share preliminary results from the dose escalation portion of this trial at the 2021 AACR Annual Meeting in April. figure below illustrates the initial clinical development plan for EOS-448.

Potential opportunity for EOS-448

Following the dose escalation portion of our Phase 1/2a clinical trial, we plan to evaluate EOS-448 in combination with pembrolizumab and in combination with inupadenant in solid tumors and in combination with an IMID in multiple myeloma as we believe that EOS-448 has the potential to provide therapeutic benefit to patients across a wide array of tumors. We intend to select indications based on biologic rationale that we believe could predict meaningful clinical responses to EOS-448, considering the competitive landscape and unmet medical needs. Furthermore, combination experiments in preclinical models suggest that combining EOS-448 with a number of other immuno-oncology agents and chemotherapy regimens may lead to improved outcomes.

Our preclinical novel adenosine-pathway inhibitor program

We have developed significant expertise in tumor immunology and the tumor microenvironment, which we are exploiting to expand our pipeline. For example, by characterizing the impact of high concentrations of adenosine on immune cells, we have identified a novel mechanism within the adenosine pathway responsible for inhibiting the proliferation of T cells in the high adenosine concentrations that can be found in some tumors. We have further characterized this mechanism using human T lymphocytes. In preclinical studies, addition of ATP at a concentration of 100µM completely blocked CD8+ T cell proliferation in vitro, while an antagonist of the novel target, we identified restored proliferation, as shown in the figure below. Inhibition of this target also promoted an antitumor effect in preclinical models and has potential for synergy with an A2AR antagonist.

Collaborations and licenses

Collaboration with Adimab

In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab. We refer to this agreement, as amended, as the Adimab Agreement. Adimab has developed an antibody discovery and optimization technology platform. This collaboration enables our research and development efforts on discovery and optimization of new antibodies against immuno-oncology targets we may identify.

Under the terms of the Adimab Agreement, Adimab has granted us a worldwide, non-exclusive research license for a one-year research term period and evaluation period for up to 18 months per research program. We are required to use commercially reasonable efforts to perform our research activities under the Adimab Agreement and, if we exercise our right to obtain a development and commercialization license, we are required to use commercially reasonable efforts to pursue development and commercialization of a product directed to the applicable target. Under the terms of the Adimab Agreement, we granted Adimab a worldwide, non-exclusive license under all of our patents and know-how that are reasonably necessary or useful for Adimab to perform its research activities under the Adimab Agreement.

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met, and we paid $0.2 million in April 2017. Upon our exercise of an option for an exclusive development and commercialization license, with respect to a target, we are required to make a low single digit million-dollar payment to Adimab for each exercised option. For example, in August 2018, we paid a $1.0 million nonrefundable fee to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In addition, on a per target basis, we may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. We will pay Adimab low to mid-single-digit royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, we have paid a total of $3.4 million to Adimab pursuant the collaboration agreement.

Adimab controls the filing, prosecution, maintenance and enforcement of the intellectual property that it licenses to us under the Adimab Agreement. We have the right to enforce such licensed intellectual property against infringement if the infringement is competitive with our licensed products and Adimab does not pursue enforcement. We control the filing, prosecution, maintenance and enforcement of the intellectual property we license to Adimab under the Adimab Agreement and all program antibody patents.

The term of the Adimab Agreement will continue until the last to expire royalty term on a product-by-product and country-by-country basis if we exercise our option, or in the event no option is exercised, the conclusion of the last-to-expire evaluation term, unless terminated earlier by either party. Each party has the right to terminate the Adimab Agreement due to the other party’s uncured material breach or our abandonment of the product.

On February 22, 2021, we entered into an amendment to the Adimab Agreement (the Amended Adimab Agreement).  The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (New Products).  For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product.  Royalty percentages for New Products are slightly different than for original products.  There were no other significant changes to the terms in the original Adimab Agreement as a result of the Amended Adimab Agreement.

WuXi manufacturing agreement

In March 2017, we entered into a biologics master services agreement with WuXi Biologics (Hong Kong) Limited, or WuXi, which we refer to as the WuXi Agreement. The WuXi Agreement provides for IND-enabling CMC development and GMP manufacturing of EOS-448 on a work order basis. Under the WuXi Agreement, we are obligated to pay WuXi a service fee in the amount specified in each work order associated with the agreement for the provision of services. If we manufacture all of our commercial supplies of EOS-448 with a manufacturer other than WuXi, we must pay to WuXi either a low single-digit royalty fee on global net sales or a one-time milestone payment in the low tens of millions.

The WuXi Agreement terminates one year after the date on which the last work order has expired or been terminated, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier.

Competition

Our industry is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and established collaborative arrangements for the research, development, manufacturing and commercialization of cancer immunotherapies. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue immune-oncology treatments. For example, there are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca/MedImmune, Bristol-Myers Squibb, Gilead, Incyte, Merck, Novartis, Pfizer and Roche/Genentech.

For our small molecule antagonist of A2AR, inupadenant, we are aware of several other companies that are developing other adenosine receptor antagonists, including AstraZeneca/MedImmune, Corvus Pharmaceuticals, Incyte, Arcus Biosciences, Inc., or Arcus, and Novartis. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced such selective A2AR antagonists are in Phase 2 clinical trials.

For our anti-TIGIT antibody, EOS-448, we are aware of several pharmaceutical companies developing antibodies against this target, including Bristol-Myers Squibb, Merck, Mereo Biopharma Group plc, Roche/Genentech, Astellas Pharma, Beigene, Ltd., Arcus, Agenus, Seagen, Innovent, Merck KgaA, Junshi and Compugen Ltd. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced antibodies are in Phase 3 clinical trials.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy, or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

Manufacturing and supply

We currently do not own or operate any manufacturing facilities nor have any plans do so in the foreseeable future. We rely, and expect to continue to rely, on third-party contract development and manufacturing organizations, or CDMOs to develop a suitable manufacturing process at scale and produce our small molecule and biologic product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have obtained active pharmaceutical ingredients, or APIs, and drug product for our product candidates from single-source third party CMOs, including WuXi. We are in the process of developing our supply chain for each of our product candidates to ensure continuity of supply.

We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Intellectual property

We have six patent families directed to our A2AR program. One family discloses and claims certain A2AR antagonists, including inupadenant. This patent family is pending in multiple jurisdictions, including Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, the Republic of Korea, Malaysia, Mexico, Russia, South Africa, Taiwan and the United States. The statutory expiration for any patent issuing from this family is March 30, 2038. A second family is directed to non-brain penetrant A2AR antagonists and is pending in the US. The statutory expiration for any patent issuing from this family is September 26, 2039. A third family is directed to certain A2AR antagonists, such as inupadenant, for use in combination with other anticancer agents. Also disclosed in this family are formulations for these compounds. This family is pending as an application under the Patent Cooperation Treaty, or PCT, having a 31-month national phase deadline of April 11, 2021, and is additionally pending in Australia, China, Japan, Mexico, and the United States. The statutory expiration for any patent issuing from this family will be September 11, 2039. A fourth family is directed to certain dosage forms and dosing regimens of A2AR antagonists such as inupadenant. This family is a provisional application filed April 16, 2020. A fifth family is directed to certain methods of treatment comprising administration of A2AR antagonists, such as inupadenant. This family is a provisional application, filed February 17, 2021. A sixth family is directed to certain methods of treatment comprising administration of A2AR antagonists such as inupadenant. This family is a provisional application, filed March 5, 2021.

We have two patent families directed to our anti-TIGIT antibody program. Both families disclose a number of anti-TIGIT antibodies, including EOS-448 (first disclosed and claimed in the first family) and antigen binding fragments thereof, and combinations comprising an anti-TIGIT antibody or antigen binding fragment thereof with other chemotherapeutic or immuno-oncology agents such as, an anti-PD-1 antibody, an anti-PD-L1 antibody, an anti-41BB antibody, an anti-OX40 antibody, an anti-GITR antibody and anti- ICOS antibody. The first family has claims directed to the disclosed antibodies and combinations, is issued in the United States, and pending in multiple jurisdictions including Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, the Republic of Korea, Mexico, Singapore, Taiwan, the United States and South Africa. The statutory expiration for any patent issuing from this family is July 26, 2038. The second family is directed to use of anti-TIGIT antibodies, (including EOS-448) and antigen binding fragments thereof, as well as combinations (as described above for the first family) for promoting T cell activity or treating cancer. This family is pending as a PCT, having a 30-month national phase deadline of July 2021. The statutory expiration for any patent issuing from this family will be January 7, 2040.

Government regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our vendors, collaboration partners, CROs and CMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our product development, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and has not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA through either an NDA or a BLA process before they may be marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice, or GLP, requirements;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practice, or GCP requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	preparation and submission to the FDA of an NDA or BLA after completion of all pivotal trials;
•	payment of user fees for FDA review of the NDA or BLA;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug or biological product’s continued safety, purity and potency;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

Preclinical and clinical trials

Before testing any drug or biologic in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Some long-term preclinical testing may continue after the IND is submitted. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•

Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or BLA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the drug or biologic and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the drug or biological characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.

FDA review process

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications, and a BLA is a request for approval to market a new biologic for one or more specified indications. The NDA or BLA must include all relevant data available from pertinent pre-clinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA.

Unless otherwise required by regulation, PREA does not apply to a drug or biological product for an indication for which orphan designation has been granted.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA or BLA and respond to the applicant, and six months from the filing date of an original NDA or BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA or BLA must be accompanied by a user fee, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA may refer an application for a drug or biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

The FDA also may require submission of a REMS as a condition for approving the NDA or BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation, or ODD, to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for a particular clinically active component for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years from the approval of the NDA or BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited development and review programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval.

A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

In addition, a new drug or biological product may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic, alone or in combination with or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track, or Breakthrough Therapy designation, may also be eligible priority review. A product is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness. For original NDAs and BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Fast Track designation, Breakthrough Therapy designation, and priority review do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs and biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic products and in vitro companion diagnostic devices on issues related to co-development of the products.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s investigational device exemption, or IDE, regulation. The IDE regulations distinguish between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Many companion diagnostics are considered significant risk devices due to their role in diagnosing a disease or condition. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA.

Device manufacturers are also subject to FDA’s medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur, and FDA’s correction and removal reporting regulations, which require that manufacturers report to the FDA corrections or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

U.S. post-approval requirements for drugs and biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by Company employees but also by agents of the Company or those speaking on the Company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved drugs and biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or NDA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug and biologics manufacturers and their subcontractors involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our CMOs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program fee for any marketed product.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	mandated modification of promotional materials and labeling and issuance of corrective information;
•	fines, warning letters, or untitled letters;
•	holds on clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

•

The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

The Physician Payments Sunshine Act, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

In addition, pharmaceutical manufacturers may also be subject to federal and state consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.

The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and

Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, and the former Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or biologics. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. These were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Compliance with other federal and state laws or requirements; changing legal requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

European Union drug development

In the European Union, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the Regulation, through an independent audit, currently expected to occur in December 2021.  The new Regulation will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

We are in the process of applying to renew our status with EMA as a small and medium-sized enterprise, or SME. If we obtain SME status with EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Union drug marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European drug review and approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days.  Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Union new chemical entity exclusivity

In the EEA, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the referenced product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European orphan designation and exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions which either affect not more than 5 in 10,000 persons in the European Union community, or where it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment in its development. In each case, no satisfactory method of diagnosis, prevention or treatment of the condition must have been authorized (or, if such a method exists, the product would be a significant benefit to those affected by the condition).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

European data collection

The collection and use of personal health data in the European Economic Area, or the EEA, is governed by the GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances, and claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Rest of the world regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital

As of December 31, 2020, we had 62 full-time employees, 28 of whom with Ph.D. or M.D. degrees. Of these full-time employees, 47 employees are engaged in research and development activities and 15 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. At iTeos, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to their work.  We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we are going to make new cures possible is by working together. We prioritize employee development and seek to align employees’ goals with iTeos’ overall strategic direction. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Employee health and safety in the workplace is one of our core values.  The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. For additional information on the impact of COVID-19 on our employees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19”.

Corporate Information

We were incorporated in October 2019 under the laws of the State of Delaware. Our principal executive offices are located at 139 Main Street, Cambridge, MA 02142, and our telephone number is (339) 217-0162. We have one subsidiary located in Belgium, iTeos Belgium SA, which was incorporated in August 2011 under the laws of Belgium. Our website address is https://www.iteostherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Available Information

Our website address is www.iteostherapeutics.com, and our investor relations website is located at investors.iteostherapeutics.com. Information on our website is not incorporated by reference herein. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risk factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to the development of our product candidates

Risks related to clinical development

We will not be able to commercialize our current product candidates and any future product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate the safety and efficacy of our current or future product candidates.

Our most advanced product candidate, inupadenant, has been administered to adult patients with advanced solid tumors in a first-in-human open-label multi-arm Phase 1/2a clinical trial, and we have initiated dosing of a second part evaluating inupadenant in combination with pembrolizumab. We also plan to evaluate inupadenant in a third part with carboplatin and paclitaxel. In addition, in February 2020, we dosed our first patients with our lead antibody product candidate, EOS-448, in a first-in-human open-label Phase 1/2a clinical trial in adult patients with advanced cancers. We have additional oncology-focused product candidates in preclinical development. Our current product candidates and any future product candidates we may develop will require preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities. Our current product candidates and any future product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our current product candidates and any future product candidates may not be predictive of the results of later-stage clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or comparable foreign regulatory authorities. While we are currently conducting first-in-human Phase 1/2a trials of inupadenant and EOS-448, we have not yet completed any clinical trials. Our current product candidates and any future product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect, and may not ultimately prove to be safe and effective.

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

Our current product candidates and any future product candidates have the potential to be administered in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we are currently conducting a multi-arm Phase 1/2a clinical trial of inupadenant as a single agent and in combination with pembrolizumab. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships, including our relationship with Merck with respect to our multi-arm Phase 1/2a clinical trial of inupadenant, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing inupadenant and EOS-448 and may develop other future product candidates for use in combination with checkpoint inhibitor immunotherapies and may develop inupadenant, EOS-448, or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

We are currently focusing on the development of inupadenant and EOS-448. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and EOS-448. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the COVID-19 pandemic on suppliers, study sites or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market inupadenant, EOS-448, or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of inupadenant, EOS-448, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

The commercial success of our current product candidates or any future product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of inupadenant, EOS-448, or any future product candidates, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for inupadenant, EOS-448, or any future product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our current product candidates and any future product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our current product candidates or any future product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for inupadenant, EOS-448, or any future product candidates.

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

Even if we eventually complete clinical testing and receive approval of a BLA, NDA or foreign marketing application for inupadenant, EOS-448, or any future product candidates, the FDA or a comparable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or a comparable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or a comparable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate.

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

Serious adverse events or undesirable side effects caused by our current product candidates and any future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trial subjects, a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, we have identified in the past and may in the future identify unexpected serious adverse events of suspected potential relatedness to our product candidates. If concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects or serious adverse events identified during clinical or preclinical testing, including any dose-limiting toxicities that may be identified with our product candidates, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or a comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our current product candidates and any future product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017, or TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. The U.S. federal government has since started sending third-party payors owed payments. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Although we do not currently have any products on the market, our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations which may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our current product candidates and any future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. . On November 20, 2020, the HHS Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, this rule will have on our business;

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

In response to the COVID-19 pandemic, foreign and domestic inspections by the FDA have largely been on hold since March 2020, with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

Any disruption, such as a fire, natural hazards or vandalism at our CMOs, or any impacts on our CMOs due to the COVID-19 pandemic, could significantly interrupt our manufacturing capability. For example, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

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

We are a clinical-stage immuno-oncology company with a limited operating history. We commenced operations in 2012, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. Our two lead product candidates, inupadenant and EOS-448, are currently in clinical trials and we have additional programs in preclinical development. We have financed our operations primarily through private placements of our preferred stock, grants from the Walloon Region, a federal region of Belgium, or the Walloon Region, and the European Union to fund research and development activities, and our initial public offering, or IPO, in July 2020. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our most advanced product candidate, inupadenant, and our lead antibody product candidate, EOS-448, are each in ongoing Phase 1/2a clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.

We have incurred significant net losses in each period since inception. For the years ended December 31, 2020 and 2019, our net losses were $38.0 million and $22.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $73.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

•	initiating and completing research regarding, and preclinical and clinical development of, inupadenant, EOS-448, and any future product candidates;
•	obtaining marketing approvals for inupadenant, EOS-448, and any future product candidates for which we complete clinical trials;
•

developing a sustainable and scalable manufacturing process for inupadenant, EOS-448, and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;

•	launching and commercializing inupadenant, EOS-448, and any future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
•	obtaining market acceptance of inupadenant, EOS-448, and any future product candidates as viable treatment options;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring and developing new product candidates;
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

If we are successful in obtaining regulatory approvals to market inupadenant, EOS-448, or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for our current product candidates and any future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our ongoing Phase 1/2a clinical trials of inupadenant and EOS-448 and our ongoing and planned IND-enabling studies for our other product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of December 31, 2020, we had $336.3 million of cash and cash equivalents. Our net proceeds from our IPO, were $210.6 million, after deducting underwriting discounts and commissions and IPO expenses payable by us. Our existing cash and cash equivalents will not be sufficient to fund all of our efforts that we plan to undertake.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing inupadenant, EOS-448, and any future product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for inupadenant, EOS-448, and any future product candidates if clinical trials are successful;
•	the extent to which we develop, in-license or acquire other product candidates and technologies;
•	the number and development requirements of other product candidates we may pursue;
•	the success of any collaborations;
•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•	the cost of manufacturing inupadenant, EOS-448, and any future product candidates for clinical trials in preparation for marketing approval and commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt, and amount of sales of, or royalties on, future approved products, if any; and
•	the emergence of competing cancer therapies and other adverse market developments.

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

The continued spread of COVID-19 could adversely impact our manufacturing and other operations, including our ability to recruit and retain patients, principal investigators, clinical trial sites and their staff, caregivers and healthcare providers as necessary. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, COVID-19 may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel and site enrollment restrictions. For example, we have previously reported enrollment delays for the third cohort of our Phase 1/2a trial of inupadenant in adult patients with advanced solid tumors, in which we plan to evaluate inupadenant in combination with chemotherapy. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be paused, and the procedures or assessments of patients on trial to be delayed or missed. Trial sites may also limit or prohibit on site monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which would require us to use remote monitoring via video conferences. While we do not anticipate any negative effects from remote monitoring, it could potentially affect quality, training and source data verification at clinical trial sites. Additionally, if a clinical trial site does not have remote monitoring capabilities, we may be required to find other distance monitoring solutions. Further, we are currently experiencing challenges with respect to climate-controlled shipping of our product candidates, which may delay our ability to dose patients in our ongoing trials. Any negative impact COVID-19 has to patient enrollment, retention or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. We remain in active dialog with our CROs and clinical sites to minimize the impact of this pandemic to our clinical trials of inupadenant and EOS-448 without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

Furthermore, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The roll-out of the vaccines could slow patient enrollment in our studies as some patients may be unwilling to enroll in clinical trials before or soon after receiving the vaccination.

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

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

As of December 31, 2020, we had 62 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our current product candidates or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In March 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General has commenced enforcement actions against violators beginning July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Our current operations are located in Belgium, while our headquarters with management is located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs by the Trump administration have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Furthermore, EOS-448 and precursors of inupadenant are produced in China, and may be subject to governmental controls, trade restrictions and tariffs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

A portion of our manufacturing of our lead product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidates inupadenant and EOS-448 are manufactured by these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, the COVID-19 pandemic or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules and legislation continued to apply in the United Kingdom. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the United Kingdom and the European Union’s relationship will operate going forwards, however there are still many uncertainties.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, now that the Transition Period is over, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing and manufacturing authorizations from the EMA (centralized marketing authorizations will continue to be valid in Northern Ireland under the Northern Ireland Protocol) and a separate process for authorization of drug products will be required in Great Britain. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a UK marketing authorization. A separate application will, however, still be required. The MHRA has published a series of guidance notes on how the process for authorization of medicines will now work, however exactly what implications this will have in practice remain unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. U.S. federal net operating losses generated after December 31, 2017, the TCJA, as modified by the CARES Act, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside the Company’s control. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of $29.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to the Company.

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

If we are unable to use Belgian tax loss carryforwards to reduce future taxable income or benefit from the favorable Belgian tax legislation, our business, results of operations and financial condition may be adversely affected.

At December 31, 2020, we had cumulative carry forward tax losses of €56.7 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from certain research and development incentives including, for example, the Belgian research and development tax credit. This tax credit can be offset against the Belgian corporate income tax due. The excess portion may be refunded as from the end of a five-year fiscal period. The research and development incentive is calculated based on the amount of eligible research and development expenditure. The Belgian tax authorities may audit each research and development program in respect of which a tax credit has been claimed and assess whether it qualifies for the tax credit regime. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the Belgian government decides to eliminate, or reduce the scope or the rate of, the research and development incentive benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.

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

Risks related to regulatory oversight

The audit report relating to our 2020 and 2019 financial statements is prepared by an auditor who is not inspected by the PCAOB, and, as such, you are deprived of the benefits of such inspection.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €22.4 million for our research and development programs for inupadenant and EOS-848. During the year ended December 31, 2020, we received €10.5 million under the inupadenant grant and €2.2 million under the EOS-448 grant.

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

Pursuant to our 2020 Plan, our management is authorized to grant stock options to our employees, directors, and consultants. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2020 Plan is 3,809,818 shares. The number of shares of our common stock reserved for issuance under the 2020 Plan was cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our officers, directors and substantially all of our stockholders have agreed to be subject to a contractual lock-up with the underwriters for our IPO, which expired on January 23, 2021. The lock-up agreements contain important exceptions that govern their applicability. J.P. Morgan Securities LLC, SVB Leerink LLC and Piper Sandler & Co., however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2020, we had a total of 35,044,758 shares of common stock outstanding. Only the 12,091,675 shares of common stock sold in the IPO are freely tradable without restriction in the public market.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 59.84% of our outstanding voting stock as of March 15, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Annual Report on Form 10-K summary,” “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the timing, progress and the success of our clinical trials of inupadenant and EOS-448 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for inupadenant and EOS-448 or any other product candidates we may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of inupadenant and EOS-448 or any other product candidates we may develop;
•	the outcomes of our preclinical studies;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to establish clinical programs moving forward in multiple indications by 2020, with a rapidly advancing portfolio and sustainable platform;
•	our ability to establish and conduct our clinical programs on our expected timelines;
•	the costs of development of any of our product candidates or clinical development programs;
•

our expectation about the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures, and the degree to which such resources will enable us to fund our planned development of inupadenant and EOS-448 and any other product candidates we may identify and pursue;

•	the potential attributes and clinical benefits of the use of inupadenant and EOS-448 or any other product candidate, if approved;
•	our ability to successfully commercialize inupadenant and EOS-448 or any other product candidates we may identify and pursue, if approved;
•	our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•	the rate and degree of market acceptance of inupadenant and EOS-448 or any other product candidates we may identify and pursue;
•	our ability to obtain orphan drug or Breakthrough Therapy designation or other accelerated approval for any of our product candidates we may identify;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•

our ability to manufacture inupadenant and EOS-448 or any other product candidate in conformity with the Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;
•	ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;
•	our reliance on third parties to conduct our clinical trials;
•	our reliance on third-party CMOs to manufacture and supply our product candidates for us;
•	our ability to retain and recruit key personnel;
•	our ability to obtain and maintain intellectual property protection for inupadenant and EOS-448 or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;

•	the impact of laws and regulations; and
•	developments and projections relating to our competitors or our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to the registration statement, of which this Annual Report on Form 10-K forms a part, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing approximately 2,479 square feet of office space for our principal office, which is located at 139 Main Street, Cambridge, MA 02142. The lease expires on May 31, 2022, subject to an option to extend the lease for two additional years. For our Belgian subsidiary, we lease a facility containing approximately 1,577 square meters for laboratory and office space, which is located at 29 Rue des Frères Wright, 6041 Charleroi, Belgium. The lease expires on December 31, 2021, subject to an option to renew for additional one-

year terms. In January 2021, the Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through January 2030 and include 201 square meters of additional space.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceedings, and our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ITOS” since July 24, 2020. Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 22, 2021, there were approximately 41 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered sales of equity securities

In March 2020, we issued an aggregate of 44,453,477 shares of our Series B-2 Preferred Stock for aggregate net consideration of $125.0 million. No underwriters were used and the sale of these securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each series of Preferred Stock automatically converted into shares of our common stock upon the closing of the initial public offering, or IPO, of our common stock in July 2020.

From January 1, 2020 through July 23, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-239415), we granted to our directors, officers, employees and consultants options to purchase an aggregate of 3,278,998 shares of our common stock at exercise prices ranging from $2.95 to $19.00 per share.

From January 1, 2020 through July 23, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-239415), we issued and sold to our directors, officers, employees and consultants and aggregate of 236,459 shares of our common stock upon the exercise of options issued under our 2019 Stock Option and Grant Plan at exercise prices ranging from $1.56 to $4.30 per share.

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

Use of proceeds from initial public offering

On July 28, 2019, we closed our IPO in which we issued and sold 10,586,316 shares of our common stock at a price to the public of $19.00 per share. In addition, on August 5, 2020, we issued and sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ option to purchase additional shares for $19.00 per share, less underwriting discounts.

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-239415), which was declared effective by the SEC on July 23, 2020. J.P. Morgan Securities LLC, SVB Leerink LLC and Piper Sandler & Co. acted as joint book-running managers and Wedbush Securities Inc. acted as lead manager for the IPO.

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

Issuer purchases of equity securities

None

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. We leverage our deep understanding of the tumor microenvironment and immunosuppressive pathways to design novel product candidates with an aim to improve the clinical benefit of oncology therapies. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed to build on prior learnings in the field to have differentiated pharmacological and clinical profiles. Our most advanced product candidate, inupadenant, formerly referred to as EOS-850, is designed as a highly selective small molecule antagonist of the adenosine A2a receptor, or A2AR, in the adenosine  pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors and in the dose escalation portion of the trial the drug has shown encouraging preliminary single-agent activity.  In addition to the single-agent cohort, we commenced dosing in the second cohort evaluating inupadenent in combination with pembrolizumab. We expect to report additional data from monotherapy expansion cohorts later in 2021. Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action leading to immunosuppression.   EOS-448 was also selected to engage the Fc gamma receptor, or FcγR, to activate dendritic cells and macrophages and to promote antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020 we enrolled an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors and we will report initial safety, efficacy, and pharmacodynamic data in the first half of 2021. We are using our expertise in tumor immunology to select additional targets for other novel, differentiated programs. We continue to progress research programs focused on additional targets that complement our A2AR and TIGIT programs.  We are optimizing our screening and selection process to identify potential candidates and expect to nominate an additional product candidate for Investigational New Drug, of IND, enabling studies before the end of 2021. We retain worldwide rights to develop and commercialize all of our product candidates.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have not generated any revenue from product sales and have financed our operations primarily through our initial public offering (IPO). Through December 31, 2020, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock. As of December 31, 2020, our principal source of liquidity was cash and cash equivalents, which totaled $336.3 million.

We have incurred recurring losses since inception. Our net losses were $38.0 million and $22.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $73.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

As of December 31, 2020, we had cash and cash equivalents of $336.3 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” Because of the numerous risks and uncertainties associated with our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

We are party to collaboration and license agreements pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. This agreement provides for potential future milestone payments up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product.  As of the date of this Annual Report on Form 10-K, we have not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. To date, we have paid a total of $3.4 million to Adimab pursuant the collaboration agreement. We are also party to a biologics master services agreement with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

On December 10, 2019, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the MSD Agreement) with MSD International GmbH (MSD), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, the Company sponsors a clinical trial in which both the Company’s compound and MSD’s compound are dosed in combination. The Company conducts the research at its own cost and MSD contributes its compound towards the study at no cost to the Company. The parties will equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties. The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020.

As of July 23, 2020, the date of our final prospectus for our IPO, further evaluation of the autopsy and etiology of a pericardial effusion that was a reported serious adverse event, or SAE, which occurred in a treated patient in our Phase 1 clinical trial of inupadenant was pending.  In the case of the subject with endometroid adenocarcinoma of the cervix who experienced SAEs that were considered possibly drug-related, the final autopsy results are now available.  The subject’s death due to acute right heart failure related to disease progression is not considered drug-related, and the lung findings that had been previously diagnosed as pneumonitis have been determined to be related to disease progression within the lung. There was not clear evidence that the pericardial effusion, which occurred approximately 4 weeks after treatment with inupadenant was discontinued, was considered possibly drug-related.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. The United States, including the Commonwealth of Massachusetts where our headquarters are located, as well as countries throughout Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19 in the Cambridge and Belgian communities. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. The effect of the COVID-19 pandemic on our development timelines for inupadenant and EOS-448 and its effect on our preclinical research and development is uncertain.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from licensing fees in connection with a research collaboration and license agreement with Pfizer, which terminated in 2017. We had no revenue for the years ended December 31, 2020 and 2019.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of any product candidates that receive regulatory approval. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, which could all be impacted by the COVID pandemic, including, but not limited to:

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Year ended December 31,
(in thousands)	2020	2019
Direct research and development expenses by program:
Inupadenant	$13,180	$6,475
EOS-448	5,884	3,819
Other non-clinical programs	2,976	1,423
Indirect research and development expenses(1)	7,860	7,494
Total research and development expense	$29,900	$19,211

(1)

The substantial majority of these costs relate to the inupadenant and EOS-448 programs. Approximately half of these costs are payroll and related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Fair value adjustment for tranche rights and warrants

Prior to March 2020, we had an obligation to issue and our investors’ had an obligation to purchase additional shares of Series B preferred stock. This obligation represented a freestanding financial instrument. In addition, prior to October 2019, the investors in Series A and B preferred stock held anti-dilution warrants, which also represented a freestanding financial instrument. The resulting preferred stock tranche right and anti-dilution warrant liabilities were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations and comprehensive loss during each period while such instruments were outstanding. The anti-dilution warrants were settled in October 2019 in connection with our corporate reorganizations and the tranche rights were settled in the first quarter of 2020. Accordingly, we are no longer required to record liabilities for these obligations or changes in the fair value of those liabilities.

Other income (expense), net

Other income (expense), net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive loss. Items included are interest income, bank fees and gain or loss on foreign currency transactions.

Income taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Belgian subsidiary. As of December 31, 2020, we had foreign net operating loss carryforwards of $69.2 million with no expiration. We also had net operating loss carryforwards of $29.2 million and $29.0 million for U.S. federal and state income tax purposes, respectively. These net operating losses, along with temporary differences related primarily to capitalized R&D expenses for tax purposes in Belgium and stock-based compensation in the U.S., resulted in a net deferred tax asset of $32.0 million. We have considered that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of December 31, 2020.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the dollar change in those items:

	Year ended December 31,		Period to period
(in thousands)	2020	2019	change
Operating expenses:
Research and development expenses	$29,900	$19,211	$10,689
General and administrative expenses	15,340	8,837	6,503
Total operating expenses	45,240	28,048	17,192
Loss from operations	(45,240)	(28,048)	(17,192)
Other income and (expenses):
Grant income	5,647	3,989	1,658
Research and development tax credits	286	790	(504)
Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability	1,265	1,019	246
Other (expense) income, net	(48)	(85)	37
Loss before income tax	(38,090)	(22,335)	(15,755)
Income tax (benefit) expense	(57)	119	(176)
Net loss	(38,033)	(22,454)	(15,579)

Research and development expenses

Research and development expenses increased by $10.7 million to $29.9 million for the year ended December 31, 2020, from $19.2 million for the year ended December 31, 2019. This increase was primarily related to an increase of $1.2 million of payroll and related costs, a $9.5 million increase CRO/CMO fees and internal laboratory expenses, a $0.3 million increase in stock-based compensation, an increase of $0.1 million related to facilities.  These increases were offset by a $0.4 million decrease in various other research and development expenses. The overall increase was due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, as well as increased clinical activities for inupadenant, which had a full period of activity during the year ended December 31, 2020 and a partial period during the year ended December 31, 2019. In addition, there was an increase in spending related to our preclinical programs during the year ended December 31, 2020.

General and administrative expenses

General and administrative expenses increased by $6.5 million to $15.3 million for the year ended December 31, 2020 from $8.8 million for the year ended December 31, 2019.

The increase was primarily attributable to an increase of $1.6 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable the Company to operate as a public company and a one-time bonus related to the IPO, a $3.2 million increase in stock-based compensation, and an increase of $1.2 million for directors and officers insurance as a result of becoming a public company. In addition, there was also a $0.9 million increase related to facilities, recruiting, franchise taxes and various other general and administrative expenses. These increases were partially offset by a decrease of $0.4 million related to professional fees.  The Company’s professional fees were higher in 2019 due to expenses incurred related to the corporate reorganization and converting the Company’s financial statements to U.S. GAAP.  A large portion of the professional fees incurred in 2020 were recorded initially as deferred IPO costs and then offset against additional paid-in capital upon the closing of the IPO.

Grant income

Grant income increased by $1.7 million to $5.6 million for the year ended December 31, 2020 from $3.9 million for the year ended December 31, 2019. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to an increase in grants for the following programs:

•	Inupadenant: $0.7 million
•	EOS-448: $0.8 million
•	Other preclinical programs: $0.2 million

Research and development tax credits

Research and development tax credits decreased by $0.5 million to $0.3 million for the year ended December 31, 2020 from $0.8 million for the year ended December 31, 2019.  The decrease was caused by a decrease in qualifying research and development expenses in Belgium due to the re-invoicing of a portion of those costs from Belgium to the U.S. starting in 2020.

Fair value adjustment for tranche rights and warrants

As a result of changes in the fair value of the tranche right and anti-dilution warrants liabilities, we recognized other income of $1.3 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.  In October 2019, as part of the corporate reorganization, the anti-dilution warrants were settled and the related liability was removed from the consolidated balance sheets. As of December 31, 2020, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Income tax (benefit) expense

In 2020, the U.S. subsidiary generated a net operating loss, which was carried back to taxable income generated in 2019.  This generated an income tax benefit for 2020. We generated income tax expense for our U.S. subsidiary in 2019 due to taxable income generated from intercompany charges between the United States and Belgium.

Liquidity and capital resources

In July 2020, we completed our IPO in which we issued and sold 10,586,316 shares of our common stock at a public offering price of $19.00 per share. We received net proceeds from our IPO of $184.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. In early August 2020, we sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares for net proceeds of $26.6 million.

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, and grants and licenses. As of December 31, 2020, we had $336.3 million in cash and cash equivalents.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. We anticipate the need for additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms, if at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to our COVID-19, please see Item 1A., Risk factors—Risks related to our relationships with third parties, in this Annual Report on Form 10-K.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(25,176)	$(23,145)
Investing activities	(377)	(926)
Financing activities	340,339	22,539
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,678	(532)
Net increase (decrease) in cash, cash equivalents and restricted cash	$316,464	$(2,064)

Net cash used in operating activities

During the year ended December 31, 2020, we used cash in operating activities of $25.2 million, primarily resulting from our net loss of $38.0 million, partially offset primarily by the non-cash charge related to stock-based compensation of $4.3 million and a decrease in grants receivable of $5.2 million.  During the year ended December 31, 2019, we used cash in operating activities of $23.1 million, primarily resulting from our net loss of $22.5 million.

Net cash used in investing activities

Net cash used in investing activities decreased $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the year ended December 31, 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $340.3 million during the year ended December 31, 2020. We raised cash through the IPO, with net proceeds of $210.6 million, and through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million. In addition, we received $4.0 million under grant programs with a potential obligation for repayment and $0.7 million from the exercise of stock options. During the year ended December 31, 2019, we raised $22.4 million from the issuance of Series B preferred stock under tranche 2 of the Series B subscription agreement and $0.1 million from the exercise of stock options.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $1.7 million in the effects of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2020 was primarily caused by the increase in the euro to dollar exchange rate between

December 31, 2019 and 2020.  The $0.5 million decrease for the year ended December 31, 2019 was primarily caused by the decrease in the euro to dollar exchange rate between December 31, 2018 and December 31, 2019.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2a clinical trial of EOS-448, continue our multi-arm Phase 1/2a clinical trial of inupadenant, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. In July 2020, we completed our IPO in which we issued and sold 10,586,316 shares of our common stock at a public offering price of $19.00 per share. We received net proceeds from our IPO of $184.0 million, after deducting underwriting discounts and commissions and offering expenses. In early August 2020, we issued and sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares for net proceeds of $26.6 million. Going forward, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of inupadenant and EOS-448, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual obligations

The following is a summary of our contractual obligations as of December 31, 2020:

Contractual Obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(In thousands)
Operating lease obligation	$3,592	$667	$889	$667	$1,369
Grants repayable(1)	6,320	—	421	632	5,267
Totals	$9,912	$667	$1,310	$1,299	$6,636

(1)

We have entered into two arrangements with the Walloon Region of Belgium, whereby the Walloon Region would provide us with up to $27.4 million for our inupadenant ($23.1 million) and EOS-448 ($4.3 million) research and development programs. As of December 31, 2020, we have received $17.2 million under the inupadenant grant and $2.5 under the EOS-448 grant. We must repay 30% of the amount received under the grants in annual installments from 2022 to 2041 unless we decide not to pursue development and commercialization of the intellectual property developed arising from the program, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.12% royalty on revenue on the EOS-448 grant. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received.

The table above does not include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing, likelihood and amount of such potential obligations are not known with certainty.

We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as they provide for termination on notice, and therefore are cancelable contracts and do not include any minimum purchase commitments.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time, which we periodically confirm with the service providers and make adjustments if necessary. Examples of accrued research and development expenses include fees paid to:

•	CROs in connection with clinical trials;
•	CMOs with respect to clinical materials, intermediates, drug substance and drug product;
•	vendors in connection with research and preclinical development activities; and
•	vendors related to manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors for goods or services will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we determine the time period over which services will be performed, enrollment of subjects and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, differences may cause us to report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-based compensation expense

Prior to our IPO in July 2020, there had been no public market for our common stock. The estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method, or OPM, which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock was then applied to arrive at an indication of value for the common stock. In addition to considering the results of these third-party valuations, our board of directors considered both objective and subjective factors, including:

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

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management judgement.   As a result, if factors or expected outcomes changed and we used significantly different assumptions or estimates, our stock-based compensation could be materially different.

Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

There were no significant changes to assumptions used to value options under the Black Scholes option pricing model in 2020, with the exception of the stock and exercise prices, which increased significantly as a result of the Series B-2 preferred stock offering in March 2020 and the IPO in July 2020.

Valuation of preferred stock tranche rights

Our issuance of Series B preferred stock provided investors the right to participate in subsequent offerings of Series B preferred stock, in the event specified developmental and regulatory milestones were achieved. We classified the tranche rights as liabilities on our consolidated balance sheets as we determined that the tranche rights met the definition of a freestanding financial instrument since they were legally detachable. We also determined that such instruments represented forward sale contracts on redeemable shares and, accordingly, the instrument should be accounted for as a liability separate from the convertible preferred stock. We remeasured the liabilities associated with tranche rights to fair value at each reporting date, and immediately prior to exercise or settlement, and recognized the change in the fair value of the liabilities in our consolidated statements of operations recorded as “fair value adjustment for preferred stock tranche rights and anti-dilution warrants.”

The fair value of the liabilities was determined using a probability-weighted scenario analysis utilizing the underlying preferred stock. The liabilities were valued as forward contracts, which considered inputs including, but not limited to, the probability of attaining the milestones, the expected timing of meeting the milestones, market-based assumptions for expected term and the risk free rate. Changes to these assumptions could have a significant impact on the fair value of the tranche right liabilities.

Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

We have agreements with granting agencies whereby we receive funding under grants, which partially or fully reimburse us for eligible research and development expenditures. Certain grant agreements require us to repay the funding wherein the repayment provision of the grants are predicated on whether we decide to pursue commercial development or out licensing of the drug candidate that is produced from the results of the research program. The repayment provision includes a portion that is fixed (corresponding to 30% of the grant) which is effective after we decide to pursue commercial development or out licensing of the drug candidate. The repayment provision also includes a potential obligation to pay a royalty that is contingent upon achieving sales of a product developed through the program. The maximum amount payable to the granting agency under each grant, including the fixed repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as other income to the extent there is no potential obligation to repay this funding. We record the present value of the liability as a grant repayable in the accompanying consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost. There were no significant changes in assumptions in 2020.  The increase in the amount of grants repayable recorded in the consolidated balance sheet was driven by more cash received with a fixed repayment obligation in 2020 compared to 2019.

Recent accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Emerging growth company and smaller reporting company status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We have, however, elected to early-adopt certain new or revised accounting standards as of dates that may or may not coincide with the effective dates of private companies.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2020 and 2019, we had cash and cash equivalents of $336.3 million and $19.9 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of December 31, 2020, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

The Company has established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, the Company has implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company has also maintained efficient communication with the Company’s partners and clinical sites as the COVID-19 situation has progressed. The Company has taken these precautionary steps while maintaining business continuity so that it can continue to progress with its programs.  These changes did not materially impact our internal control over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The following table sets forth information about our directors, executive officers and other senior management as of March 24, 2021.

Name	Age	Position(s)
Executive Officers and Senior Management
Michel Detheux, Ph.D.	54	Chief Executive Officer and Director
Matthew Call	48	Chief Operating Officer
Matthew Gall	44	Chief Financial Officer
Joanne Jenkins Lager, M.D.	49	Chief Medical Officer
Yvonne McGrath, Ph.D.	46	Vice President, Research and Development
Non-Employee Directors
David L. Hallal (1)	54	Director and Chairman of the Board of Directors
Detlev Biniszkiewicz, Ph.D. (2)(4)	53	Director
Aaron Davis (4)	42	Director
Derek DiRocco (3)	40	Director
Tim Van Hauwermeiren (1) (2) (4)	49	Director
Ann D. Rhoads (1) (2) (3)	55	Director
Matthew Roden (3)(4)	50	Director

(1) Member of our nominating and corporate governance committee

(2) Member of our compensation committee

(3) Member of our audit committee

(4) Member of our science and technology committee

The following is a biographical summary of the experience of our executive officers, other senior management and directors. There are no family relationships among any of our executive officers, other senior management or directors.

Executive officers and senior management

Michel Detheux, Ph.D. has served as our Chief Executive Officer and a director since our inception. Dr. Detheux previously served as a director at Ludwig Cancer Research from December 2010 to March 2012. Prior to that, Dr. Detheux worked in various scientific roles at Ogeda (f/k/a Euroscreen). Dr. Detheux holds a degree in biochemistry degree and a Ph.D. in Biochemistry from Université Catholique de Louvain and a business certificate from Solvay Business School. We believe that Dr. Detheux is qualified to serve as a member of our board of directors because of his biotechnology expertise in target discovery and business development, managerial and commercial experience.

Matthew Call has served as our Chief Operating Officer since August 2019. Mr. Call previously served as Chief Operating Officer at Endocyte, a Novartis company, from January 2019 to August 2019 and held various roles at Endocyte since April 2013, including Vice President, Business Development & Marketing. Mr. Call holds a B.A. in English from Brigham Young University and an MBA from Purdue University.

Matthew Gall has served as our Chief Financial Officer since June 2020. Mr. Gall previously held various roles at Sarepta Therapeutics, Inc. from January 2012 to June 2020, including most recently as Senior Vice President of Corporate Development from November 2019 to June 2020, Vice President of Business Development and Corporate Treasurer from March 2018 to November 2019, Senior Director, Head of Business Development and Treasurer from September 2015 to March 2018 and Director of Corporate Development from January 2014 to

August 2015. Mr. Gall holds a B.S. in Purchasing and Materials Management from Bowling Green State University and an MBA from The University of Chicago Booth School of Business.

Joanne Jenkins Lager, M.D. has served as our Chief Medical Officer since April 2019. Dr. Lager previously served as Vice President, Head of Development at Sanofi from October 2014 to March 2019. Dr. Lager holds a B.A. in psychobiology from Wellesley College and a M.D. from Duke University, where she also completed her training and practiced Pediatric Blood and Marrow Transplantation at Duke University Hospital.

Yvonne McGrath, Ph.D. has served as our Vice-President of Research & Development since May 2020. Dr. McGrath served as Chief Scientific Officer of Complix N.V. from May 2014 to April 2020. Prior to that, Dr. McGrath served as Head of Development at Immunocore from January 2010 to April 2014. Dr. McGrath holds a B.A. in genetics from Queen’s University Belfast and a Ph.D. from the University of Wales, Cardiff College of Medicine.

Non-employee directors

David L. Hallal has served as the Chairman of our board of directors since June 2018. He also has served as the Chairman of the board of directors of Scholar Rock Holding Corporation since July 2017 and as a member of the board of directors of Seer Biosciences, Inc. since March 2018. Since December 2017, Mr. Hallal has served as Chairman and Chief Executive Officer of ElevateBio, LLC, and since September 2018, he has also served as Chairman and Chief Executive Officer of AlloVir, Inc. Prior to that, from June 2006 to December 2016, Mr. Hallal served in executive roles of increasing responsibility at Alexion Pharmaceuticals, Inc., most recently serving as Chief Executive Officer from April 2015 to December 2016, Chief Operating Officer from September 2014 to April 2015 and Chief Commercial Officer, Head of Commercial Operations from July 2006 to September 2014, as well as a member of the board of directors from September 2014 to December 2016. Mr. Hallal holds a B.A. in psychology from the University of New Hampshire. We believe that Mr. Hallal is qualified to serve as Chairman of our board of directors because of his experience as an executive at numerous pharmaceutical companies.

Detlev Biniszkiewicz, Ph.D. has served as a director since March 2018. Dr. Biniszkiewicz has been an Executive Partner at MPM Capital since April 2018. Since December 2018, Dr. Biniszkiewicz has served as President, Chief Executive Officer and a member of the board of directors of Rekindle Therapeutics and NextPoint Therapeutics. Prior to that, Dr. Biniszkiewicz served as President and Chief Executive Officer of Surface Oncology, Inc. from April 2015 to September 2017 and a member of the board of directors from April 2015 to February 2018. Dr. Biniszkiewicz previously served as the Vice President, Oncology Strategy at AstraZeneca from April 2011 to April 2015. Dr. Biniszkiewicz holds an M.Sc. in biology and biochemistry and a Ph.D. in biology from Julius-Maximilians University of Würzburg, Germany. We believe Dr. Biniszkiewicz is qualified to serve as a member on our board of directors due to his experience as an executive at numerous pharmaceutical companies.

Aaron Davis has served as a director since March 2020. Mr. Davis co-founded Boxer Capital, LLC, the healthcare arm of the Tavistock Group, where he served as Portfolio Manager since 2005 and as Chief Executive Officer since 2012. At Boxer Capital, Mr. Davis is responsible for identifying, evaluating and structuring investment opportunities in private and public biotechnology companies.  Since 2016, Mr. Davis has served as the Executive Chairman of CiVi Biopharma, Inc. Mr. Davis is also a member of the boards of directors of Odonate Therapeutics, Inc. (NASDAQ:ODT), Mirati Therapeutics, Inc., Sojournix, Inc. and BCTG Acquisition Corp. From 2006 to 2008, he served as a director of Kalypsys, Inc. Prior to joining the Tavistock Group, Mr. Davis worked in the Global Healthcare Investment Banking and Private Equity Group at UBS Warburg, LLC. Mr. Davis holds an M.A. in biotechnology from Columbia University and a B.B.A. degree in finance from Emory University. We believe that Mr. Davis is qualified to serve as a member of our board of directors because of his experience serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences.

Derek DiRocco, Ph.D. has served as a member of our board of directors since March 2020. Dr. DiRocco has been a partner at RA Capital Management, LLC since December 2020 and was previously a principal from December 2017 to December 2020, analyst from June 2015 to December 2017 and an associate from July 2013 to June 2015. Dr. DiRocco has served on the board of directors of 89bio, Inc. since April 2018. Dr. DiRocco holds a B.A. in biology from College of the Holy Cross and a Ph.D. in pharmacology from the University of Washington. We believe that Dr. DiRocco is qualified to serve as a member of our board of directors because of his experience as an investor in biotechnology companies and role in early-stage companies.

Tim Van Hauwermeiren has served as a member of our board of directors since June 2018. Mr. Van Hauwermeiren is the co-founder and has served as Chief Executive Officer of argenx SE since July 2008, and has served as a member of the board of directors since July 2014. Mr. Van Hauwermeiren holds a B.Sc. and M.Sc. in bioengineering from Ghent University (Belgium) and an Executive MBA from The Vlerick School of Management. We believe that Mr. Van Hauwermeiren is qualified to serve as a member of our board of directors because of his extensive general management and business development experience across the life sciences and consumer goods sectors.

Ann D. Rhoads has served as a member of our board of directors since June 2020. Since March 2018, Ms. Rhoads has served as the Chief Financial Officer for Forty Seven, Inc., which was acquired by Gilead Sciences, Inc. in March 2020. From January 2017 to March 2017, Ms. Rhoads was a consultant to Zogenix, Inc. From March 2010 until January 2017, Ms. Rhoads served as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of Zogenix. From 2000 to 2009, she served as Chief Financial Officer of Premier Inc. From August 1998 to 2000, Ms. Rhoads served as Vice President, Strategic Initiatives at Premier, Inc and from 1993 to 1998, Ms. Rhoads served as an investment professional at Sprout Group, a venture capital affiliate of Donaldson, Lufkin & Jenrette (now part of Credit Suisse First Boston). Ms. Rhoads has served as a member of the board of directors of Globus Medical, Inc. since July 2011, Evoke Pharma, Inc. since June 2013, Repare Therapeutics since June 2020 and Quidel Corporation since August 2020. Ms. Rhoads also previously served on the board of directors of IRIDEX Corporation from 2017 to 2018. Ms. Rhoads received a B.S. in Business Administration in Finance from the University of Arkansas and an MBA from Harvard Business School. We believe that Ms. Rhoads is qualified to serve as a member of our board of directors because of her executive experience in the life sciences industry.

Matthew Roden, Ph.D. has served as a member of our board of directors since November 2020. Dr. Roden has served as an Executive Partner at MPM Capital since August 2020 and since September 2020 has served as President and Chief Executive Officer of Aktis Oncology.  Since September 2020, Dr. Roden has served as Chairman of Tumeric Acquisition Corporation and serves on the board of directors of NextPoint Therapeutics.  Prior to joining the MPM ecosystem, from November 2019 to August 2020, he was Senior Vice President and Head of Enterprise Strategy at Bristol Myers Squibb. From May 2016 to November 2019, he served as Head of Strategic Corporate Development, accountable for mergers and acquisitions, structured transactions, strategic equity investing, and divestitures, and concurrently served as Head of Global BD Assessment, leading business development search and evaluation activities for all therapeutic categories. From 2010 to 2016, he was Head of Global Biotechnology Equity Research at UBS Investment Bank. Dr. Roden has also served in advisory or Board capacities to several organizations, including biotechnology companies, investment funds, BIO, BioNJ, and the State of New Jersey. Dr. Roden earned his Ph.D. at the Albert Einstein College of Medicine, focusing on the structural biology of immune-relevant molecules. Dr. Roden holds a M.S. degree from Georgetown University and a B.S. from George Mason University. We believe that Dr. Roden is qualified to serve as a member of our board of directors because of his leadership experience spanning both the pharmaceutical and financial industries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on From 10-K those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2020 by Section 16(a) under the Exchange Act.

Board composition

Our board of directors currently consists of eight members. Our nomination and corporate governance committee and our board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. Our nomination and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors is divided into three staggered classes of directors and each director is assigned to one of the three classes. At each annual meeting of the stockholders, one class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2021 for Class I directors, 2022 for Class II directors and 2023 for Class III directors.

•	Our Class I directors are Detlev Biniszkiewicz and Derek DiRocco;

•	Our Class II directors are Aaron Davis, Matthew Roden and Ann D. Rhoads; and

•	Our Class III directors are Michel Detheux, David L. Hallal and Tim Van Hauwermeiren.

The number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Code of business conduct and ethics

Our board of directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants.

The full text of our Code of Business Conduct and Ethics and our Code of Ethics is posted on our website at https://www.iteostherapeutics.com/. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report, and you should not consider that information a part of this Annual Report.

Audit committee

The members of our audit committee are Ann D. Rhoads, Derek DiRocco and Matthew Roden, and is chaired by Ann D. Rhoads. Our board of directors has determined that all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Ann D. Rhoads qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, our board of directors considered the nature and scope of experience that Ann D. Rhoads has previously had with public reporting companies, including service as Chief Financial Officer of Forty Seven, Inc. Our board of directors has determined that Ann D. Rhoads and Derek DiRocco satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules.

Item 11. Executive Compensation

Overview

Our compensation programs are designed to:

•	attract, motivate, incentivize and retain employees at the executive level who contribute to our long-term success;

•

provide compensation packages to our executives that are fair and competitive and reward high performance and the achievement of our business objectives and effectively align their interests with those of our stockholders; and

•

effectively align our executives' interests with those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Our compensation committee is responsible for the compensation programs for our executive officers and reports to our board on its discussions, decisions, and other actions. Our Chief Executive Officer makes compensation recommendations to our compensation committee for each of our executive officers, other than with respect to his own compensation. These recommendations cover each executive officer’s total target direct compensation, consisting of base salary and short-term and long-term compensation, including equity incentives. In making these recommendations, our Chief Executive Officer considers a variety of factors, including our results, the executive officer’s individual contribution toward these results, the executive officer’s role and performance of his or her duties and his or her achievement of individual goals, as well as the relative compensation among all of our executive officers. Our compensation committee reviews the recommendations of our Chief Executive Officer and other data, including compensation survey data and publicly-available data of our peers. Our compensation committee then determines the target total direct compensation, and each element thereof, for each of our executive officers, including our Chief Executive Officer. While our Chief Executive Officer attends certain meetings of our compensation committee, our compensation committee meets outside the presence of our Chief Executive Officer when discussing his compensation and when discussing certain other matters as well.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year ended December 31, 2020, the compensation committee had officially transitioned from Radford as compensation consultant to a new compensation consultant, Oyster Pond Associates, beginning November 2020, to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The compensation committee engaged both Radford and Oyster Pond Associates to, among other things, assist in developing a group of peer companies to help us determine overall compensation for our executive officers, as well as to assess each separate element of compensation. The goal was to ensure that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and aligned with our business and executive talent requirements. We do not believe the retention of, and the work performed by, either Radford or Oyster Pond Associates creates any conflict of interest because neither Radford nor Oyster Pond Associates performs no other work for the Company besides advising the compensation committee.

This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer during our fiscal year ending December 31, 2020 and our next two most highly compensated executive officers. We refer to these individuals as our named executive officers. Our named executive officers for 2020 are:

•	Michel Detheux, Ph.D., our Chief Executive Officer;

•	Joanne Lager, M.D., our Chief Medical Officer; and

•	Mathew Gall, our Chief Financial Officer.

Compensation for our executive officers is composed primarily of the following main components: base salary, certain bonus opportunities, and equity incentives. Our executive officers are eligible to participate in our health and welfare benefit plans on the same terms as our other full-time employees.  As we continue to transition from a private company to a publicly-traded company, we intend to evaluate our compensation philosophy and compensation plans and arrangements as circumstances require.

2020 summary compensation table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during 2020.

Name and principal position	Year	Salary ($)		Bonus ($)		Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Michel Detheux, Ph.D. Chief Executive Officer	2020	462,500		121,250	(6)	15,982,781	242,500	7,500	16,816,531
	2019	459,949	(4)	149,000	(5)	601,200	154,000	216,000	1,580,149
Joanne Jenkins Lager, M.D., Chief Medical Officer	2020	432,500		88,000	(6)	600,438	176,000	9,060	1,305,998
	2019	318,750		—		350,100	163,625	—	832,475
Matthew Gall, Chief Financial Officer	2020	225,759		80,000	(6)	1,449,000	160,000	1,500	1,916,259

(1)The amounts reported represent the aggregate grant date fair value of the stock options awarded to our named executive officers during fiscal year 2019 and fiscal year 2020, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8, Stock-based compensation, of our audited consolidated financial statements included in Part II. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)The amounts reported reflect annual performance bonuses paid to our named executive officers in fiscal year 2019 and fiscal year 2020 based on company and individual performance metrics.

(3)The amounts reported for 2020 include:  (i) an employer 401(k) plan matching contribution of $7,500 for each Dr, Detheux and Dr. Lager, (ii) an employer 401(k) plan matching contribution of $1,500 for Mr. Gall, and (iii) a $1,560 commuting allowance for Dr. Lager.

(4)The amount reported reflects $93,282 (which is equal to €85,000 converted into USD as of May 3, 2020 using the exchange rate of 1:1.09744) provided to Dr. Detheux in connection with his services to our Belgium predecessor entity until March 1, 2019, and $366,667 provided to Dr. Detheux in connection with his services to us after March 1, 2019. Dr. Detheux did not earn compensation during 2019 for his service on our board of directors.

(5)             The amount reported represents a one-time cash signing bonus pursuant to Dr. Detheux’s employment agreement.

(6)The amounts reported represent a one-time discretionary bonus provided the named executive officers in recognition of their services toward completion of our initial public offering in July 2020.

Narrative to 2020 summary compensation table

Base salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our board of directors, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2020, the annual base salaries for each of Dr. Detheux, Dr. Lager, and Mr. Gall were $440,000 (adjusted to $485,000 in June 2020), $425,000 (adjusted to $440,000 in June 2020), and $400,000, respectively.

Bonuses

During fiscal year 2020, the named executive officers were eligible for incentive compensation opportunities based upon achievement of both corporate and individual goals determined by the board of directors, calculated as a target percentage of annual base salary. Each named executive officer may earn more or less than the target amount based on our company’s and his or her individual performance. For 2020, the bonus target for Dr. Detheux was 50% of his base salary and the bonus target for Dr. Lager and Mr. Gall was 40% of their respective base salaries and for 2020, Dr. Detheux, Dr. Lager and Mr. Gall achieved 100% of their bonus targets. In addition to their existing target bonus, the officers were eligible for and achieved a special IPO bonus, which was an additional 50% of their annual incentive bonus.

Equity compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time.

Executive employment arrangements

Michel Detheux, Ph.D.

In June 2020, we entered into an employment agreement with Dr. Detheux for the position of Chief Executive Officer. The employment agreement provides for Dr. Detheux’s at-will employment and sets forth his initial base salary of $485,000 and his eligibility for an annual performance bonus with a target equal to 50% of his base salary based upon assessment by the Board of Directors or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time.

Dr. Detheux is subject to our standard confidentiality, assignment, non-solicitation and noncompetition agreement. Dr. Detheux is eligible to receive 50% of his highest annualized base salary paid to him within the two-year period preceding the last day of his employment during the post-employment non-competition period (but for not more than 12 months following the end of his employment) if the Company enforces Dr. Detheux’s non-competition covenant, which we refer to as his garden leave pay. If Dr. Detheux is eligible to receive either the severance amount or the Detheux Change in Control Payment (described below), such payment(s) shall be reduced by the amount of his garden leave pay.

In the event that Dr. Detheux is terminated without “cause” or resigns for “good reason”, as each term is defined in his employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive 18 months of his then-current base salary. Further, in the event that Dr. Detheux is terminated without “cause” or resigns for “good reason”, in either case within 12 months after the occurrence of the first event constituting a “change in control”, as defined in his employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum in cash in an amount equal to Dr. Detheux’s then-current base salary (or the base salary in effect immediately prior to the change in control, if higher), or the Detheux Change in Control Payment, and (ii) notwithstanding anything to the contrary in any applicable option agreement or other stock-based award agreement, accelerated vesting of all time-based stock options and other stock-based awards subject to time-based vesting held by Dr. Detheux, and which shall become fully exercisable and nonforfeitable on the later of the date of termination or the effective date of the separation and release of claims agreement.

Joanne Jenkins Lager, M.D.

In June 2020, we entered into a new employment agreement with Dr. Lager for the position of Chief Medical Officer, which became effective upon the closing of our IPO. The employment agreement provides for Dr. Lager’s at-will employment and sets forth her initial base salary of $440,000 and her eligibility for an annual performance bonus with a target equal to 40% of her base salary based upon assessment by the Board of Directors or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time.

Dr. Lager is subject to our standard confidentiality, assignment, non-solicitation and noncompetition agreement. Dr. Lager is eligible to receive 50% of her highest annualized base salary paid to her by the Company within the two-year period preceding the last day of her employment during the post-employment non-competition period (but for not more than 12 months following the end of his employment) if the Company enforces Dr. Lager’s non-competition covenant, which we refer to as her garden leave pay. If Dr. Lager is eligible to receive either the severance amount or the Lager Change in Control Payment (described below), such payment(s) shall be reduced by the amount of her garden leave pay.

In the event that Dr. Lager is terminated without “cause” or resigns for “good reason”, as each term is defined in her employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she will be entitled to 12 months of her then-current base salary. Further, in the event that Dr. Lager is terminated without “cause” or resigns for “good reason”, in either case within 12 months after the occurrence of the first event constituting a change in control, as defined in her employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she will be entitled to receive (i) a lump sum in cash in an amount equal to Dr. Lager’s then-current base salary (or the base salary in effect immediately prior to the change in control, if higher), or the Lager Change in Control Payment, and (ii) notwithstanding anything to the contrary in any applicable option agreement or other stock-based award agreement, accelerated vesting of all time-based stock options and other stock-based awards subject to time-based vesting held by Dr. Lager, which shall become fully exercisable and nonforfeitable on the later of the date of termination or the effective date of the separation and release of claims agreement.

Matthew Gall

In June 2020, we entered into a new employment agreement with Mr. Gall for the position of Chief Financial Officer, effective upon the closing of our IPO. This agreement provides for Mr. Gall’s at-will employment and sets forth his initial base salary of $400,000 and his eligibility for an annual performance bonus with a target equal to 40% of his base salary based upon assessment by the Board of Directors or the Compensation Committee, subject to the terms of any applicable incentive compensation plan that may be in effect from time to time. Mr. Gall is subject to our standard confidentiality, assignment, non-solicitation and noncompetition agreement. Mr. Gall is eligible to receive 50% of his highest annualized base salary paid to him by the Company within the two-year period preceding the last day of his employment during the post-employment non-competition period (but for not more than 12 months following the end of his employment) if the Company enforces Mr. Gall’s non-competition covenant, which we refer to as his garden leave pay. If Mr. Gall is eligible to receive either the severance amount or the Gall Change in Control Payment (described below), such payment(s) shall be reduced by the amount of his garden leave pay.

In the event that Mr. Gall is terminated without “cause” or resigns for “good reason”, as each term is defined in his employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to 12 months of her then-current base salary. Further, in the event that Mr. Gall is terminated without “cause” or resigns for “good reason”, in either case within 12 months after the occurrence of the first event constituting a change in control, as defined in his employment agreement, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum in cash in an amount equal to Mr. Gall’s then-current base salary (or the base salary in effect immediately prior to the change in control, if higher), or the Gall Change in Control Payment, and (ii) notwithstanding anything to the contrary in any applicable option agreement or other stock-based award agreement, accelerated vesting of all time-based stock options and other stock-based awards subject to time-based vesting held by Mr. Gall, which shall become fully exercisable and nonforfeitable on the later of the date of termination or the effective date of the separation and release of claims agreement.

Outstanding equity awards at fiscal 2020 year-end

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2020:

	Option awards
Name	Vesting commencement date		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)		Option expiration date
Michel Detheux, Ph.D.	11/13/2014	(1)(6)	16,263	—	12.45	(2)	12/16/2021
	1/1/2018	(1)(3)(6)	294,176	109,266	4.30	(2)	6/11/2025
	5/1/2020	(5)(6)	—	340,964	4.24		5/1/2030
	6/1/2020	(5)(6)	—	70,244	6.16		6/18/2030
	7/23/2020	(4)(6)	—	1,035,424	19.00		7/16/2030

Joanne Leger, M.D.	4/1/2019	(1)(3)(6)	97,890	137,048	4.30	(2)	6/11/2025
	5/1/2020	(5)(6)	—	190,862	4.24		5/1/2030
Matthew Gall	6/8/2020	(5)(6)	—	317,075	6.16		6/18/2030

(1)The option grant is subject to the terms of our 2019 Plan. One-fourth of the shares subject to the stock option vest on the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through such date. Thereafter, 1/48 of the shares subject to the stock option vest on a monthly basis following the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through each applicable vesting date. The option was granted on October 1, 2019, in connection with our reorganization and exchange of warrants in iTeos Belgium for stock options in our company.

(2)The exercise price was converted from euros to U.S. dollars based on the exchange rate on October 1, 2019 of 1:1.0932.

(3)The shares subject to the option become fully exercisable upon a liquidation event (as defined in the option agreement) and, if the named executive officer is terminated for any reason other than cause (as defined in the option agreement) or resigns for good reason (as defined in the option agreement) within 3 months prior to or 18 months after the liquidation event, 100% of the then-unvested shares shall become vested.

(4)The option grant is subject to the terms of our 2020 Plan. One-fourth of the shares subject to the stock option vest on the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through such date. Thereafter, 1/48 of the shares subject to the stock option vest on a monthly basis following the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through each applicable vesting date.

(5)The option grant is subject to the terms of our 2019 Plan. One-fourth of the shares subject to the stock option vest on the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through such date. Thereafter, 1/48 of the shares subject to the stock option vest on a monthly basis following the one-year anniversary of the vesting commencement date, subject to the named executive officer’s continuous service relationship with us through each applicable vesting date.

(6)Upon the named executive officer’s continued service to us through a sale event, 100% of the then-unvested shares subject to the option shall become vested immediately prior to the consummation of such sale event.

Non-employee director compensation

Prior to July 2020, we did not have a formal policy to compensate our non-employee directors.  In July 2020 in connection with our initial public offering and upon the recommendation of our compensation committee, we implemented a formal policy in which our non-employee directors are eligible to receive the following cash retainers and equity awards:

Annual retainer for board membership
Annual service on the board of directors	$40,000

Additional annual retainer for non-executive chairperson of the board of directors
Annual service as chairperson of the board of directors	$110,000

Additional annual retainer for committee membership
Annual service as member of the audit committee (other than chair)	$7,500
Annual service as chair of the audit committee	$15,000
Annual service as member of the compensation committee (other than chair)	$5,000
Annual service as chair of the compensation committee	$10,000
Annual service as member of the nominating and corporate governance committee (other than chair)	$4,000
Annual service as chair of the nominating and corporate governance committee	$8,000

Our policy provides that, upon initial election to our board of directors, each non-employee director will be granted an option to purchase 33,217 shares of our common stock, or the initial grant. Furthermore, on the date of each of our annual meeting of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual option to purchase 16,608 shares of our common stock, or the annual grant. The annual grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. The initial grant will vest as follows: 33.4% of the shares subject to the initial grant will vest on the first anniversary of the applicable vesting commencement date, and the remaining 66.6% of the shares subject to the initial grant will vest in 24 equal monthly installments thereafter, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of our company, subject to such director’s continued service to us through the date of such sale.

Employee directors will receive no additional compensation for their service as a director.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

Director compensation table

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during 2020. Other than as set forth in the table below, we did not pay any compensation, make any additional equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2020.

During 2020, Dr. Detheux, our Chief Executive Officer, was a member of our board of directors but received no additional compensation for his services as a director. See the section titled “Executive compensation—2020 summary compensation table” for more information about Dr. Detheux’s compensation in 2020.

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(2)		Total ($)
Priyanka Belawat, Ph.D. (3)	—	—		—
Detlev Biniszkiewicz, Ph.D.	45,000	220,056	(4)	265,056
Chris Buyse	7,500	—		7,500
Ansbert Gadicke, M.D.	37,783	220,056	(4)	257,839
Aaron Davis (3)	—	220,056	(4)	220,056
Derek DiRocco (3)	—	220,056	(4)	220,556
David L. Hallal	158,000	735,599	(4)(5)	893,599
Ann D. Rhoads	37,062	344,256	(4)(6)	381,318
Jonathan Skipper	—	—		—
Tim van Hauwermeiren	53,000	390,231	(4)(5)	443,231
Matthew Roden	6,841	689,585	(7)	696,426

(1)Mr. Buyse and Mr. Skipper resigned from the board in March 2020, and Dr. Gadicke resigned from the board in November 2020. Mr. Davis and Mr. DiRocco joined the board in March 2020, Ms. Rhoads joined the board in June 2020, and Dr. Roden joined the board in November 2020. As of December 31, 2020, Dr. Belawat held stock options to purchase 0 shares of our common stock, Dr. Biniszkiewicz held stock options to purchase 16,608 shares of our common stock, Mr. Buyse, held stock options to purchase 0 shares of our common stock, Dr. Gadicke held stock options to purchase 0 shares of our common stock, Mr. Davis held stock options to purchase 16,608 shares of our common stock, Mr. DiRocco held stock options to purchase 16,608 shares of our common stock, Mr. Hallal held stock options to purchase 382,205 shares of our common stock, Ms. Rhoads held stock options to purchase 43,786 shares of our common stock, Mr. Skipper held stock options to purchase 0 shares of our common stock, Mr. Van Hauwermeiren held stock options to purchase 137,286 shares of our common stock, and Dr. Roden held stock options to purchase 33,217 shares of our common stock.

(2)The amounts reported represent the aggregate grant date fair value of the stock options awarded to our non-employee directors during fiscal year 2020, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8 of our audited consolidated financial statements included Part II. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the stock options or any sale of the underlying shares of common stock.

(3)Dr. Belawat has waived her rights to cash and equity compensation under our non-employee director compensation policy and resigned from our board of directors in March 2021.  Messrs. Davis and DiRocco waived their rights to cash retainer fees under our non-employee compensation policy.

(4)On July 23, 2020, our board of directors approved one-time stock option grants for each non-employee director serving on our board as of the effective time of the registration statement to purchase 16,608 shares of our common stock, which vest on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service to us through the applicable vesting date. In the event of the director’s service to us through a sale event, 100% of the options shall become vested and exercisable immediately prior to closing of the sale event.

(5)Messrs. Hallal and Hauwermeiren received an option to purchase 163,786 and 54,093 shares of our common stock, respectively, 25% of which vests on the first anniversary of March 1, 2021 and the remaining 75% of which vests in 36 monthly installments thereafter.  Each of these grants is subject to the terms of our 2019 Plan.

(6)Ms. Rhoads received an option to purchase 27,178 shares of our common stock, 25% of which vests on the first anniversary of June 1, 2021 and the remaining 75% of which vests in 36 monthly installments thereafter.  This grant is subject to the terms of our 2019 Plan.

(7)Mr. Roden received an option to purchase 33,217 shares of our common stock, 25% of which vests on the first anniversary of November 9, 2021 and the remaining 75% of which vests in 36 monthly installments thereafter.  This grant is subject to the terms of our 2020 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2020 regarding shares of common stock that may be issued under our equity compensation plans, consisting of the iTeos Therapeutics, Inc. 2020 Stock Option and Incentive Plan and the iTeos Therapeutics, Inc. 2020 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,552,396 (1)	9.09	4,694,039(2)(3)
Equity compensation plans not approved by security holders	-	-	-
Total	4,552,396	9.09	4,694,039

(1)	Consists of stock options issued under our 2019 Stock Option and Incentive Plan and our 2020 Stock Option and Incentive Plan.
(2)

As of December 31, 2020, 4,376,555 shares were available for future issuance under our 2020 Stock Option an Incentive Plan.  The number of shares of our common stock reserved for issuance under the 2020 Stock Option and Incentive plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancelation, forfeiture, or other termination of awards under the 2019 Stock Option and Incentive Plan, and (ii) annually on the first of the year by the lesser of (a) 5% of the outstanding shares of the Company’s common stock on the immediately preceding December 31, or (b) such other amount as determined by the administrator of the plan.  On January 1, 2021, 1,752,237 shares of our common stock were added to the 2020 Stock Option and Incentive Plan pursuant to this provision, which shares are not reflected in the number of shares available for issuance under the 2020 Stock Option and Incentive Plan.

(3)

As of December 31, 2020, 317,464 shares were available for future issuance under our 2020 Employee Stock Purchase Plan.  The number of shares of our common stock reserved for issuance under the 2020 Employee Stock Purchase Plan will be increased annually on the first of the year by the lesser of (a) 634,969 shares of common stock, (b) 1% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator. On January 1, 2021, 350,447 shares of our common stock were added to the 2020 Employee Stock Purchase Plan pursuant to this provision, which shares are not reflected in the number of shares available for issuance under the 2020 Employee Stock Purchase Plan.

Security ownership of certain beneficial owners

The following table sets forth, as of March 15, 2021, information regarding the beneficial ownership of our common stock by:

•each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;

•each of our directors;

•each of our named executive officers; and

•all of our current directors and executive officers as a group.

The column entitled “Shares Beneficially Owned” is based on a total of 35,096,999 shares of common stock outstanding as of March 15, 2021.

Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o iTeos Therapeutics, Inc., 139 Main Street, Cambridge, MA 02142.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 15, 2021 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares Beneficially Owned
	Number	Percentage
Entities Affiliated with MPM Capital (1)	6,062,220	17.27%
Entities Affiliated with RA Capital (2)	4,417,259	12.59%
Entities Affiliated with Boxer Capital (3)	4,417,259	12.59%
RTW Investments, LP (4)	2,762,791	7.87%
Funds advised by Janus Henderson Investors (5)	1,988,130	5.66%
Directors, Named Executive Officers and Other Executive Officers
Michel Detheux, Ph.D. (6)	717,693	2.01%
Matthew Gall	-	-
Joanne Jenkins Lager, M.D. (7)	227,582	*
David L. Hallal (8)	226,091	*
Detlev Biniszkiewicz, Ph.D.	-	-
Aaron Davis (9)	72,243	*
Derek DiRocco (10)	16,608	*
Tim Van Hauwermeiren (11)	77,923	*
Ann D. Rhoads	-	-
Matthew Roden	-	-
All executive officers and directors as a group (13 persons) (13)	1,512,568	4.16%

* Represents beneficial ownership of less than one %.

(1) Information herein is based solely on a Schedule 13D filed by MPM BioVentures 2014, L.P. (“BV 2014”), MPM BioVentures 2014 (B), L.P. (“BV 2014(B)”), MPM Asset Management Investors BV2014 LLC (“AM BV2014 LLC”), MPM BioVentures 2018, L.P. (“BV 2018”), MPM BioVentures 2018 (B), L.P. (“BV 2018(B)”), MPM Asset Management Investors BV2018 LLC (“AM BV2018 LLC”), UBS Oncology Impact Fund L.P. (“UBS Oncology”), MPM BioVentures 2014 GP LLC (“BV 2014 GP”), MPM BioVentures 2014 LLC (“BV 2014 LLC”), MPM BioVentures 2018 GP LLC (“BV 2018 GP”), MPM BioVentures 2018 LLC (“BV 2018 LLC”), Oncology Impact Fund (Cayman) Management LP (“Oncology Cayman”), MPM Oncology Impact Management LP (“Oncology LP”) and MPM Oncology Impact Management GP LLC (“Oncology GP”) (collectively, the “MPM Entities”) and Ansbert Gadicke, Luke Evnin, Todd Foley and Edward Hurwitz (collectively, the “Listed Persons” and together with the MPM Entities, the “Filing Persons”) with the SEC on August 7, 2020. Consists of 2,083,887 shares held by BV 2014, 138,985 shares held by BV 2014(B), 71,727 shares held by AM BV2014 LLC, 1,316,139 shares held by BV 2018, 69,951 shares held by BV 2018(B), 25,974 shares held by AM BV 2018 LLC and 2,355,557 shares held by UBS Oncology. BV 2014 GP and BV 2014 LLC are the direct and indirect general partners of BV 2014 and BV 2014(B). BV 2014 GP and BV 2014 LLC are the direct and indirect general partners of BV 2014 and BV 2014(B). BV 2014 LLC is the manager of AM BV2014 LLC. BV 2018 GP and BV 2018 LLC are the direct and indirect general partners of BV 2018 and BV 2018(B).  BV 2018 GP and BV 2018 LLC are the direct and indirect general partners of BV 2018 and BV 2018(B). BV 2018 LLC is the manager of AM BV2018 LLC.  Oncology GP is the general partner of Oncology LP, the General Partner of Oncology (Cayman), the General Partner of UBS Oncology.  Dr. Ansbert Gadicke is managing director of BV 2014 LLC, a managing director of BV2018 LLC and the managing director of Oncology GP.  Dr. Ansbert Gadicke, Dr. Luke Evnin and Todd Foley are the members of BV2014 LLC and share voting and dispositive power over the shares held by each of MPM 2014, MPM B 2014 and MPM 2014 LLC. MPM BioVentures 2018 LLC, or BV2018 LLC, is the Managing Member of MPM BioVentures 2018 GP LLC, which is the General Partner of MPM 2018 and MPM B 2018. MPM 2018 LLC invests alongside MPM 2018 and MPM B 2018. Dr. Ansbert Gadicke, Dr. Luke Evnin, Todd Foley, and Edward Hurwitz are the members of BV2018 LLC and share voting and dispositive power over the shares held by each of MPM 2018, MPM B 2018 and MPM 2018 LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address for each of the entities listed in this footnote is c/o MPM Capital, 450 Kendall Street, Cambridge, Massachusetts 02142.

(2) Information herein is based solely on a Schedule 13D filed by RA Capital Management, L.P. (“RA Capital”), Peter Kolchinsky and Rajeev Shah with the SEC on August 5, 2020. Includes 3,024,303 shares held by by RA Capital Healthcare Fund, L.P. (the “Fund”), 421,207 shares held in a separately managed account (the “Account”), and 971,749 shares held by RA Capital Nexus Fund, L.P. (the “Nexus Fund”). RA Capital Healthcare Fund GP, LLC is the general partner of the Fund and RA Capital Nexus Fund GP, LLC is the general partner of the Nexus Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund, the Account, and the Nexus Fund.  The address of each of RA Capital, the Fund, Dr. Kolchinsky and Mr. Shah is c/o RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.

(3)  Information herein is based solely on a Schedule 13D filed by Boxer Capital, LLC (“Boxer Capital”), Boxer Asset Management, Inc. (“Boxer Management”), MVA Investors, LLC (“MVA Investors”), Aaron I. Davis and Joe Lewis. Consists of (i) 4,345,016 shares held by Boxer Capital and 72,243 shares held by MVA Investors. Boxer Management is the managing member and majority owner of Boxer Capital and Joe Lewis is the sole indirect owner of and controls Boxer Management. MVA Investors is the independent, personal investment vehicle of certain employees of Boxer Capital. Aaron Davis, a member of our board of directors, is the Chief Executive Officer of Boxer Capital, is a member of and has voting and dispositive power over securities held by MVA Investors. The mailing address of each of Boxer Capital, MVA Investors and Aaron I. Davis is: 11682 El Camino Real, Suite 320, San Diego, CA 92130. The mailing address of each of Boxer Management and Joe Lewis is: c/o Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas.

(4) Information herein is based solely on a Schedule 13G filed by RTW Investments, LP with the SEC on February 4, 2021.  Consists of 2,762,791 shares held by RTW Master Fund, Ltd. and one or more private funds (together the “Funds”) managed by RTW Investments, LP (the “Adviser”). The Adviser, in its capacity as the investment manager of the Funds, has the power to vote and the power to direct the disposition of all Shares held by the Funds. Roderick Wong is the Managing Partner of the Adviser. Each of the reporting persons herein disclaims beneficial ownership of the Shares reported herein except to the extent of the reporting person’s pecuniary interest therein.  The mailing address for RTW Investments, LP is 40 10th Avenue, Floor 7, New York, New York, 10014.

(5) Information herein is based solely on a Schedule 13G filed by Janus Henderson Group PLC with the SEC on February 4, 2021.  Consists of 1,988,130 shares held by Janus Henderson Group plc ("Janus Henderson"). Janus Henderson has an indirect 97% ownership stake in Intech Investment Management LLC ("Intech") and a 100% ownership stake in Janus Capital Management LLC ("JCM"), Perkins Investment Management LLC ("Perkins"), Henderson Global Investors Limited ("HGIL") and Janus Henderson Investors Australia Institutional Funds Management Limited ("JHIAIFML"), (each an "Asset Manager" and collectively as the "Asset Managers"). Due to the above ownership structure, holdings for the Asset Managers are aggregated for purposes of this filing. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JCM may be deemed to be the beneficial owner of the shares held by such Managed Portfolios. However, JCM does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The mailing address for Janus Henderson Global Life Sciences Fund is 151 Detroit Street, Denver, CO 80206.

(6) Consists of (i) 177,937 held by Dr. Detheux and (ii) 539,756 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

(7) Consists of 227,582 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

(8) Consists of 226,091 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

(9) See note 3.

(10) Consists of 16,608 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

(11) Consists of 77,923 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

(12) Consists of (i) 250,180 shares of common stock and (ii) 1,262,568 shares of common stock underlying options exercisable within 60 days of March 15, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related person transactions

The following is a description of transactions or series of transactions since January 1, 2018, to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000; and
•

in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

Private placements of securities

iTeos Belgium SA Series B preferred stock financing

In June 2018, with a subsequent closing in April 2019, iTeos Belgium SA sold an aggregate of 20,942,781 shares of its Series B preferred stock at a purchase price of €1.99155 per share for an aggregate amount of €41.7 million. The following table summarizes purchases of iTeos Belgium SA Series B preferred stock by related persons:

Purchaser	Shares of Series B preferred stock purchased	Aggregate purchase price (€)
Entities affiliated with MPM Capital (1)	6,802,918	13,548,351
UBS Oncology Impact Fund, L.P. (2)	4,211,330	8,387,074
Total	11,014,248	21,935,425

(1)

Consists of (i) 3,824,591 shares of Series B preferred stock purchased by MPM Bio Ventures 2014 LP, (ii) 255,094 shares of Series B preferred stock purchased by MPM Bio Ventures 2014 (B) LP, (iii) 131,645 shares of Series B preferred stock purchased by MPM Asset Management Investors BV 2014 LLC, (iv) 2,415,530 shares of Series B preferred stock purchased by MPM Bio Ventures 2018 LP, (v) 128,384 shares of Series B preferred stock purchased by MPM Bio Ventures 2018 (B) LP, and (vi) 47,674 shares of Series B preferred stock purchased by MPM Asset Management Investors BV 2018 LLC (subsections (i) – (vi), collectively, “MPM Capital”). MPM Capital is affiliated with Detlev Biniszkiewicz and Dr. Matthew Roden, each members of our board of directors. Entities affiliated with MPM Capital collectively hold more than 5% of our voting securities.
(2)

The general partner of UBS Oncology Impact Fund, L.P. is Oncology Impact Fund (Cayman) Management L.P. The general partner of Oncology Impact Fund (Cayman) Management L.P. is MPM Oncology Impact Management LP. The general partner of MPM Oncology Impact Management LP is MPM Oncology Impact Management GP LLC. Dr. Ansbert Gadicke is a managing member and the managing director of MPM Oncology Impact Management GP LLC. UBS Oncology Impact Fund, L.P. is affiliated with Detlev Biniszkiewicz and Dr. Matthew Roden, each members of our board of directors. Entities affiliated with UBS Oncology Impact Fund, L.P. collectively hold more than 5% of our voting securities.

Corporate reorganization

On October 4, 2019, the former shareholders of iTeos Belgium SA entered into a Contribution and Exchange Agreement with iTeos Therapeutics, Inc. and iTeos Belgium SA pursuant to which the holders of capital stock of iTeos Belgium SA contributed all of their equity interests in iTeos Belgium SA to iTeos Therapeutics, Inc. in exchange for the issuance of an aggregate of 256,548 shares of common stock, 5,583,329 shares of Series A-1 preferred stock, 584,397 shares of Series A-2 preferred stock and 20,942,781 shares of Series B preferred stock of iTeos Therapeutics, Inc. The table below summarizes the shares of capital stock received in the corporate reorganization by related persons:

Party	Common Stock	Series A-1 preferred stock	Series A-2 preferred stock	Series B preferred stock
Michel Detheux	124,763	—	—	—
Entities affiliated with MPM Capital (1)	—	—	—	6,802,918
UBS Oncology Impact Fund, L.P. (2)	—	—	—	4,211,330
(1)

Consists of (i) 3,824,591 shares of Series B preferred stock purchased by MPM Bio Ventures 2014 LP, (ii) 255,094 shares of Series B preferred stock purchased by MPM Bio Ventures 2014 (B) LP, (iii) 131,645 shares of Series B preferred stock purchased by MPM Asset Management Investors BV 2014 LLC, (iv) 2,415,530 shares of Series B preferred stock purchased by MPM Bio Ventures 2018 LP, (v) 128,384 shares of Series B preferred stock purchased by MPM Bio Ventures 2018 (B) LP, and (vi) 47,674 shares of Series B preferred stock purchased by MPM Asset Management Investors BV 2018 LLC (subsections (i) – (vi), collectively, “MPM Capital”). MPM Capital is affiliated with Detlev Biniszkiewicz and Matthew Roden, each members of our board of directors. Entities affiliated with MPM Capital collectively hold more than 5% of our voting securities.

(2)

The general partner of UBS Oncology Impact Fund, L.P. is Oncology Impact Fund (Cayman) Management L.P. The general partner of Oncology Impact Fund (Cayman) Management L.P. is MPM Oncology Impact Management LP. The general partner of MPM Oncology Impact Management LP is MPM Oncology Impact Management GP LLC. Dr. Ansbert Gadicke is a managing member and the managing director of MPM Oncology Impact Management GP LLC. UBS Oncology Impact Fund, L.P. is affiliated with Detlev Biniszkiewicz and Matthew Roden, each members of our board of directors. Entities affiliated with UBS Oncology Impact Fund, L.P. collectively hold more than 5% of our voting securities.

Series B-2 preferred stock financing

In March 2020, we sold an aggregate of 44,453,477 shares of our Series B-2 preferred stock at a purchase price of $2.82 per share for an aggregate amount of $125.4 million. The following table summarizes purchases of our Series B-2 preferred stock by related persons:

Purchaser	Shares of Series B-2 preferred stock purchased	Aggregate purchase price ($)
Entities affiliated with MPM Capital (1)	4,201,016	11,846,865
Entities affiliated with RA Capital (2)	9,751,773	27,500,000
Entities affiliated with Boxer Capital (3)	9,751,773	27,500,000
UBS Oncology Impact Fund, L.P. (4)	2,600,628	7,333,771
Funds advised by Janus Henderson Investors (5)	4,964,539	14,000,000
Total	31,269,729	88,180,636

(1)Consists of (i) 2,361,805 shares of Series B-2 preferred stock purchased by MPM Bio Ventures 2014 LP, (ii) 157,529 shares of Series B-2 preferred stock purchased by MPM Bio Ventures 2014 (B) LP, (iii) 81,295 shares of Series B-2 preferred stock purchased by MPM Asset Management

Investors BV 2014 LLC, (iv) 1,491,666 shares of Series B-2 preferred stock purchased by MPM Bio Ventures 2018 LP, (v) 79,281 shares of Series B-2 preferred stock purchased by MPM Bio Ventures 2018 (B) LP, and (vi) 29,440 shares of Series B-2 preferred stock purchased by MPM Asset Management Investors BV 2018 LLC (subsections (i) – (vi), collectively, “MPM Capital”). MPM Capital is affiliated with Dr. Matthew Roden and Detlev Biniszkiewicz, each members of our board of directors. Entities affiliated with MPM Capital collectively hold more than 5% of our voting securities.

(2)Consists of (i) 5,881,642 shares of Series B-2 preferred stock purchased by RA Capital Healthcare Fund, L.P., (ii) 2,925,532 shares of Series B-2 preferred stock purchased by RA Capital Nexus Fund, L.P. and (iii) 944,599 shares of Series B-2 preferred stock purchased by Blackwell Partners LLC - Series A. RA Capital is affiliated with Derek DiRocco, a member of our board of directors. Entities affiliated with RA Capital collectively hold more than 5% of our voting securities.

(3)Consists of (i) 9,593,086 shares of Series B-2 preferred stock purchased by Boxer Capital LLC and (ii) 158,687 shares of Series B-2 preferred stock purchased by MVA Investors, LLC. Boxer Capital is affiliated with Aaron Davis, a member of our board of directors. Entities affiliated with Boxer Capital collectively hold more than 5% of our voting securities.

(4)           The general partner of UBS Oncology Impact Fund, L.P. is Oncology Impact Fund (Cayman) Management L.P. The general partner of Oncology Impact Fund (Cayman) Management L.P. is MPM Oncology Impact Management LP. The general partner of MPM Oncology Impact Management LP is MPM Oncology Impact Management GP LLC. Dr. Matthew Roden is a managing member and the managing director of MPM Oncology Impact Management GP LLC. UBS Oncology Impact Fund, L.P. is affiliated with Dr. Matthew Roden and Detlev Biniszkiewicz, each members of our board of directors. Entities affiliated with UBS Oncology Impact Fund, L.P. collectively hold more than 5% of our voting securities.

(5)           Consists of (i) 2,740,265 shares of Series B-2 preferred stock purchased by Janus Henderson Global Life Sciences Fund, (ii) 1,755,736 shares of Series B-2 preferred stock purchased by Janus Henderson Capital Funds plc – Janus Henderson Global Life Sciences Fund and (iii) 468,538 shares of Series B-2 preferred stock purchased by Janus Henderson Biotech Innovation Master Fund. Funds advised by Janus Henderson Investors collectively hold more than 5% of our voting securities.

Initial Public Offering

Certain of our 5% stockholders purchased shares of our common stock in our IPO at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

Purchaser	Shares of Common Stock Purchased	Aggregate Purchase Price
Entities affiliated with Boxer Capital	1,425,000	$27,075,000
Entities affiliated with RA Capital	1,425,000	$27,075,000
Entities affiliated with MPM Capital	320,000	$6,080,000

Agreements with stockholders

In connection with our Series B-2 preferred stock financings, we entered into an amended and restated stockholders’ agreement with certain holders of our preferred stock and certain holders of our common stock, which is filed as an exhibit to this Annual Report on Form 10-K.

Royalty transfer agreement

In connection with its Series B preferred stock financing, iTeos Belgium SA entered into a royalty transfer agreement with certain charitable entities affiliated with MPM Oncology Charitable Foundation, Inc and the UBS Optimus Foundation, or the Royalty Transfer Agreement. The Royalty Transfer Agreement provides that iTeos Belgium SA will pay a royalty equal to 1% of its net sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium SA. Additionally, the Royalty Transfer Agreement will terminate on a country-by-country basis, upon (i) the twelfth anniversary of the first commercial sale of a company product by us or (ii) the expiration of the last to expire patent claim (other than post-IPO intellectual property) covering a company product. MPM Oncology Charitable Foundation, Inc. is affiliated with MPM, a holder of more than 5% of our capital stock.

Employment Agreements and Stock Option Grants to Executive Officers

We have entered into employment agreements with, and granted stock options to, our named executive officers, as more fully described in the section entitled “Executive Compensation.”

Indemnification agreements

As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. In addition, we have entered into indemnification agreements with each of our executive officers and the members of our board of directors which may require us to indemnify them.

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each a related party. Prior to our initial public offering, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors prior to their consideration of such transaction, and the transaction was not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must have approved the transaction in good faith.

In connection with our initial public offering, our board of directors adopted a written related party transactions policy.  Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director independence

Our common stock was approved for listing on The Nasdaq Global Select Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2021, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except Michel Detheux, are independent directors, including for purposes of Nasdaq and the SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. The composition and functioning of our board of directors and each of our committees will comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Audit committee

Our audit committee consists of Ann D. Rhoads, Derek DiRocco and Matthew Roden and is chaired by Ann D. Rhoads. The functions of the audit committee include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•

reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that all of the directors that comprise our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation committee

Our compensation committee consists of Tim Van Hauwermeiren, Detlev Biniszkiewicz and Ann D. Rhoads, and is chaired by Tim Van Hauwermeiren. The functions of the compensation committee include:

•	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•

evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) reviewing and determining the cash compensation of our Chief Executive Officer and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq listing rules;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the board of directors the compensation of our directors;

•	preparing our compensation committee report if and when required by SEC rules;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement; and

•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Each member of our compensation committee will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and corporate governance committee

Our nominating and corporate governance committee consists of David L. Hallal, Ann D. Rhoads and Tim Van Hauwermeiren, and is chaired by David L. Hallal. The functions of the nominating and corporate governance committee include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of our board of directors and management.

Each member of our nomination and corporate governance committee will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

In March 2021, our board of directors established a Science and Technology Committee, consisting of Matthew Roden, Tim Van Hauwermeiren, Detlev Biniszkiewicz and Aaron Davis, which is co-chaired by Matthew Roden and Detlev Biniskiewicz.  The functions of the science and technology committee include:

•	assisting the Company in evaluating research and development issues and decisions; and
•	periodically reviewing and advising the board of directors on the Company’s strategic direction and investment in research and development and technology

Our board of directors may from time to time establish other committees.

Item 14. Principal Accounting Fees and Services

The firm of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL, independent registered public accounting firm, has been selected by the audit committee as auditors for iTeos for the fiscal years ending December 31, 2020 and December 31, 2019. Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL has served as the independent registered public accounting firm for iTeos since 2017.

The audit committee is solely responsible for selecting iTeos’s independent registered public accounting firm and has appointed Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL as auditors for iTeos for the fiscal year ending December 31, 2021. Stockholder approval is not required to appoint Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL as iTeos’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit fees(1)	$1,693,414	$11,057
Tax fees	218,671	498,579
All other fees(2)	2,695	—
Total fees	$1,914,780	$509,636

(1)Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements, and services provided in connection with the registration statement for the initial public offering of our common stock, which was completed in July 2020.

(2)Consists of license fees for accounting research software.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2020 and 2019 fiscal years, no services were provided to us by Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference. All financial statements;

(2)

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto. Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

(3)	Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.1

Amended and Restated Stockholders’ Agreement, dated as of March 24, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.3*	Description of Securities

10.1

2019 Stock Option and Grant Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.2

2020 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.3

Second Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated July 23, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.4

Master Services Agreement between iTeos Belgium and WuXi Biologics (Hong Kong) Limited, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.5	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.6	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.9

Employment Agreement between the Registrant and Michel Detheux, Ph.D. (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.10

Employment Agreement between the Registrant and Matthew Call (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.11

Employment Agreement between the Registrant and Joanne Jenkins Lager, M.D (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.12

Employment Agreement between the Registrant and Matthew Gall (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises CVBA/SCRL

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 24, 2021	By:	/s/ Michel Detheux
Michel Detheux
Title

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Michel Detheux and Mathew Gall, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michel Detheux	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2021
Michel Detheux

/s/ David L. Hallal	Director and Chairman of the Board of Directors	March 24, 2021
David L. Hallal

/s/ Matthew Gall	Chief Financial Officer (Principal Financial	March 24, 2021
Matthew Gall	Officer and Principal Accounting Officer)

/s/ Detlev Biniszkiewicz	Director	March 24, 2021
Detlev Biniszkiewicz

/s/ Aaron Davis	Director	March 24, 2021
Aaron Davis

/s/ Derek DiRocco	Director	March 24, 2021
Derek DiRocco

/s/ Tim Van Hauwermeiren	Director	March 24, 2021
Tim Van Hauwermeiren

/s/ Ann D. Rhoads	Director	March 24, 2021
Ann D. Rhoads

/s/ Matthew Roden	Director	March 24, 2021
Matthew Roden

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of iTeos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iTeos Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises CVBA/SCRL

Zaventem, Belgium

March 24, 2021

We have served as the Company’s auditor since 2017.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$336,326	$19,868
Grants receivable	133	5,196
Research and development tax credits receivable	192	133
Prepaid expenses and other current assets	2,893	879
Total current assets	339,544	26,076
Property and equipment, net	1,352	1,336
Research and development tax credits receivable	3,286	2,917
Restricted cash	128	122
Other assets	248	293
Total assets	$344,558	$30,744
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,026	$1,174
Accrued expenses and other current liabilities	7,486	4,262
Preferred stock tranche rights liability	—	5,400
Deferred income	4,486	2,360
Total current liabilities	14,998	13,196
Grants repayable	5,883	1,397
Other noncurrent liabilities	480	482
Total liabilities	21,361	15,075
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.001 par value per share, zero and 38,157,154 shares authorized at December 31, 2020 and 2019, respectively; zero and 27,110,507 shares outstanding at December 31, 2020 and 2019, respectively	—	51,757
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at December 31, 2020 and 2019, respectively, and zero shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 and 50,000,000 shares authorized at December 31, 2020 and 2019, respectively; 35,044,758 and 256,548 shares issued and outstanding at December 31, 2020 and 2019, respectively	35	1
Additional paid-in capital	396,443	—
Accumulated other comprehensive income (loss)	617	(224)
Accumulated deficit	(73,898)	(35,865)
Total stockholders’ equity (deficit)	323,197	(36,088)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$344,558	$30,744

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019
Operating expenses:
Research and development expenses	$29,900	$19,211
General and administrative expenses	15,340	8,837
Total operating expenses	45,240	28,048
Loss from operations	(45,240)	(28,048)
Other income and (expenses):
Grant income	5,647	3,989
Research and development tax credits	286	790
Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability	1,265	1,019
Other expense, net	(48)	(85)
Loss before income tax expense	(38,090)	(22,335)
Income tax (benefit) expense	(57)	119
Net loss	(38,033)	(22,454)
Cumulative dividends on Series A Preferred Stock	(249)	(427)
Accretion of redeemable convertible preferred stock to redemption value	(5,120)	(3,654)
Net loss attributable to common stockholders	$(43,402)	$(26,535)
Basic and diluted net loss per common share	$(2.88)	$(130.85)
Weighted-average common shares outstanding—basic and diluted	15,080,266	202,793
Net loss	$(38,033)	$(22,454)
Foreign currency translation adjustments	841	(213)
Comprehensive loss	$(37,192)	$(22,667)

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Profit Certificates		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	6,167,726	$5,353	10,900,376	$20,378	185,716	$87	7,022	$11	$—	$(11)	$(10,765)	$(10,678)
Issuance of Series B Preferred Stock	—	—	10,042,405	22,372	—	—	—	—	—	—	—	—
Accretion of Series B Preferred Stock to redemption value	—	—	—	3,654	—	—	—	—	(1,008)	—	(2,646)	(3,654)
Exercise of stock options into profit certificates	—	—	—	—	—	—	63,810	102	—	—	—	102
Effects of Share Exchange transaction	—	—	—	—	70,832	(86)	(70,832)	(113)	199	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	809	—	—	809
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,454)	(22,454)
Balance at December 31, 2019	6,167,726	5,353	20,942,781	46,404	256,548	1	—	—	—	(224)	(35,865)	(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—	—	—
Settlement of preferred stock tranche right									4,135			4,135
Accretion of Series B and B-2 Preferred Stock to redemption value	—	—	—	5,120	—	—	—	—	(5,120)	—	—	(5,120)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(6,167,726)	(5,353)	(65,396,258)	(176,550)	22,460,076	22			181,881			181,903
Issuance of common stock from initial public offering, net of issuance costs of $19.1 million					12,091,675	12			210,600			210,612
Exercise of stock options into common stock	—	—	—	—	236,459	—			655	—	—	655
Stock-based compensation	—	—	—	—	—	—	—	—	4,292	—	—	4,292
Currency translation adjustment	—	—	—	—	—	—	—	—	—	841	—	841
Net loss	—	—	—	—	—	—	—	—	—	—	(38,033)	(38,033)
Balance at December 31, 2020	—	—	—	$—	35,044,758	$35	—	$—	$396,443	$617	$(73,898)	$323,197

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(38,033)	$(22,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	611
Stock-based compensation	4,292	809
Fair value adjustment for preferred stock tranche rights liability and anti-dilution warrants liability	(1,265)	(1,019)
Deferred rent	(35)	(10)
Changes in operating assets and liabilities:
Grants receivable	5,175	(4,136)
Research and development tax credits receivable	(142)	(718)
Prepaid expenses and other current assets	(1,927)	(365)
Other assets	—	(12)
Accounts payable	1,677	(155)
Accrued expenses and other liabilities	2,759	2,325
Deferred income	1,788	1,979
Net cash used in operating activities	(25,176)	(23,145)
Cash flows from investing activities
Purchase of property and equipment	(356)	(721)
Purchase other assets	(21)	(205)
Net cash used in investing activities	(377)	(926)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discount	213,660	—
Payment of initial public offering costs	(3,048)	—
Proceeds from issuance of Series B-2 Preferred Stock	125,358	—
Payment of issuance costs on Series B-2 Preferred Stock	(332)	—
Proceeds from issuance of Series B Preferred Stock	—	22,372
Proceeds from issuance of common stock and profit certificates upon exercise of options	655	102
Proceeds from grants repayable	4,046	65
Net cash provided by financing activities	340,339	22,539
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,678	(532)
Net increase (decrease) in cash, cash equivalents and restricted cash	316,464	(2,064)
Cash, cash equivalents and restricted cash at beginning of year	19,990	22,054
Cash, cash equivalents and restricted cash at end of year	$336,454	$19,990
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$181,903	$—
Accretion of Series B and B-2 Preferred Stock to redemption value	$5,120	$3,654
Settlement of preferred stock tranche right	$4,135	$—
Supplemental disclosure of cash flows
Cash paid for interest	$—	$63
Cash paid for taxes	$108	$23

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Organization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Cambridge, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company that focuses on developing cancer immunotherapies by targeting key mechanisms of immunosuppression in the tumor microenvironment. The most advanced clinical program is inupadenant, a small molecule antagonist of A2AR, which is currently in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients. The second clinical program is EOS-448, an antibody directed to TIGIT, which is in an ongoing Phase 1/2a clinical trial in adult cancer patients. The Company also has a preclinical pipeline targeting additional mechanisms.

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

The Share Exchange was accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 805-50, Business Combinations – Related Issues. The Company evaluated the guidance in ASC 805-50 with respect to the transaction between entities under common control and concluded that since all shareholders of iTeos Inc. and iTeos Belgium have nearly identical ownership percentages and interests before and after the transaction, the Share Exchange lacks economic substance and represents a transaction between entities with common ownership and should be accounted for in a manner consistent with common control transactions and did not result in a change in control at the ultimate parent or the controlling shareholder level.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Therapeutics, Inc.

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

On July 28, 2020, the Company completed its initial public offering (IPO), in which the Company issued and sold 10,586,316 shares of its common stock, for aggregate gross proceeds of $201.1 million and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “ITOS.” The Company received approximately $184.0 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses paid by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,460,076 shares of common stock.

On August 5, 2020, the underwriters purchased an additional 1,505,359  shares of common stock pursuant to their option to purchase additional shares for net proceeds of $26.6 million after deducting underwriting discounts and commissions.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to-date.  Since inception, the Company has incurred recurring losses, including a net loss of $38.0 million for the year ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $73.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 24, 2021, the issuance date of the consolidated financial statements for the year ended December 31, 2020, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. The United States, including the Commonwealth of Massachusetts where our headquarters are located, as well as countries throughout Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the year ended December 31, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

Basis of presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Note 2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.

Share exchange

Transactions among entities under common ownership are accounted for similar to common control transactions if they lack economic substance; therefore, they are not accounted for at fair value. Rather, they are accounted for at the carrying amount of the net assets or equity interests transferred. As a result, the financial position and the results of operations of iTeos Inc. and iTeos Belgium are presented as consolidated for all periods presented in these accompanying consolidated financial statements.

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

Foreign currency, currency translation and comprehensive loss

The reporting currency of the consolidated financial statements is the U.S. dollar (USD). The functional currency for iTeos Belgium is the euro and the functional currency for iTeos Inc., iTeos SC, and iTeos U.S. is the USD.

Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as a component of Accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss as settled.

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized gains and losses from foreign currency translation of iTeos Belgium during the years ended December 31, 2020 and 2019, which meets the criteria as other comprehensive income (loss) and, therefore, the Company has reported comprehensive loss and net loss.

Fair value measurements

Fair value accounting is applied for all financial assets and liabilities. The carrying amount of the Company’s financial instruments, including grants receivable, R&D credits receivable—current, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term duration of those instruments. The carrying amounts of long-term R&D credits receivable and grants repayable approximate fair value due to low local market interest rates.

The Company is required to disclose information regarding all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures (ASC 820), established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances.

The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1—Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial instruments measured at fair value on a recurring basis include cash equivalents (money market funds), preferred stock tranche rights liabilities and anti-dilution warrants liabilities prior to their settlement (Note 3).

The fair value of cash equivalents were determined based on Level 1 inputs as described in Note 3. The fair value of preferred stock tranche rights liabilities, and anti-dilution warrants liabilities were determined based on Level 3 inputs as described in Note 3. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2020 or 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2020 or 2019.

Concentration of credit risk

As of December 31, 2020 and 2019, the Company’s cash and cash equivalents consisted primarily of cash balances held in U.S. dollars in money market funds and money market accounts and euro in accounts with European banks in excess of publicly insured limits. The Company does not believe it is subject to unusual credit risk associated with commercial banking relationships.

Research and development tax credits

iTeos Belgium is considered a biotech company in Belgium and therefore qualifies for a cash-based tax credit on research and development (R&D) expenses. The R&D tax credit is calculated based on a percentage of eligible R&D expenses defined by the Belgian government for each fiscal year (13.5% for 2020 and 2019) and then applying the effective tax rate to that result. Under current tax laws, the R&D tax credits are refundable if the Company is unable to use the credits to offset income taxes for the five subsequent tax years. The Company records a receivable and other income as the eligible R&D expenses are incurred, as it is reasonably assured that the R&D tax credit will be received, based upon its history of filing for the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets.

Property and equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated when placed into service using the straight-line method over the estimated useful lives as follows:

Asset	Estimated Useful Life
Computer equipment and software	3 years
Furniture, fixtures and other	5 years
Scientific equipment	5 – 6 years
Leasehold improvements	Shorter of useful life or term of lease

Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. As there were no indicators of impairment, the Company did not recognize any impairment charges for the years ended December 31, 2020 or 2019.

Deferred offering costs

The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as other non-current assets until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or additional paid-in-capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. After consummation of the IPO, which closed on July 28, 2020, these costs were all recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Revenue recognition

From time to time, the Company may generate revenue from license and collaboration agreements for the development and commercialization of its product candidates. License agreements may include non-refundable upfront research and development fees and milestone payments based on achievement of defined development, regulatory and sales targets, and royalties on sales of commercialized products.

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated standalone selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.

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

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of personnel costs for the Company’s research and product development employees, as well as non-personnel costs such as facilities and overhead costs attributable to research and development, and professional fees payable to third parties for preclinical and clinical studies and research services, clinical trial costs, laboratory supplies and equipment maintenance, and other consulting costs.

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, history for related activities and the expected duration of the third-party service contract, where applicable. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

The Company has agreements with granting agencies whereby the Company receives funding under grants which partially or fully reimburse the Company for qualifying research and development expenditures. Certain grant agreements require the Company to repay the funding depending on whether the Company decides to pursue commercial development or out licensing of any drug candidate that is produced from the research program. The repayment provision includes a portion that is repayable in fixed annual installments (corresponding to 30% of the grant), which is effective unless the Company decides not to pursue commercial development or out licensing of the drug candidate. The repayment provision also includes a potential obligation to pay a royalty that is contingent upon achieving sales of a product developed through the program. The maximum amount repayable to the granting agency under each grant, including the fixed repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

Grant funding for research and development received under grant agreements where there is no obligation to repay is recognized as grant income in the period during which the related qualifying expenses are incurred, based on the applicable reimbursement percentage, provided that the grants are fully approved by the granting agencies and the conditions under which the grants were provided have been met.

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as grant income to the extent there is no potential obligation to repay this funding. The

Company records the present value of the liability of the portion of funding relating to fixed repayment upon receipt in the consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost.

The Company assesses whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate.

Grant funding that has been received by the Company in advance of incurring qualifying expenses is recorded as deferred income. Grant income recognized upon incurring qualifying expenses in advance of receipt of grant funding is recorded in the consolidated balance sheets as grants receivable.

Leases

The Company records rent expense on a straight-line basis over the life of the lease. In cases of escalating rental payments, the Company records rent expense on a straight-line basis with an offset to deferred rent liability.

Stock-based compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted are in the form of stock options. Prior to the Share Exchange, stock options granted by iTeos Belgium were referred to as warrants in the agreements and were exercisable into profit certificates (economically similar to common stock) with time-based vesting. Stock options granted by iTeos Inc. are exercisable into common stock. ASC 718 requires the recognition of stock-based compensation expense, using a fair value-based method, for costs related to all stock options granted. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the estimated fair value of its common stock as well as other variables including, but not limited to, the expected term that stock options will remain outstanding, the expected common stock price volatility over the term of the stock option, risk-free interest rates and expected dividends.

The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the stock option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. For stock options granted to recipients in Belgium, option holders have a period of time (no longer than 60 days) to accept their awards. Accordingly, the grant date is determined based on the date of acceptance, as that is the point when a mutual understanding of the key terms of the awards are established.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends.  Due to the lack of a public market for the Company’s common stock prior to IPO and lack of company-specific historical implied volatility data, the Company has based its computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Due to the absence of an active market for the Company’s common stock prior to IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date prior to the IPO based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Preferred stock

The Company records all shares of preferred stock at their respective fair values less issuance costs on the dates of issuance. The preferred stock is recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events, which are events that are not considered solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the preferred stock will become redeemable. Further, preferred stock is recorded outside of stockholders’ equity (deficit) as temporary equity in the accompanying consolidated balance sheets because it becomes redeemable due to the passage of time (Series B Preferred Stock only) or could become redeemable due to certain change of control clauses that are outside of the Company’s control. In the event of a change of control of the Company, proceeds received from the sale of such shares will be distributed in accordance with the liquidation preferences set forth in the Company’s Shareholders’ Agreement unless the holders of preferred stock have converted their shares of convertible preferred stock into shares of common stock.

When the preferred stock is considered either currently redeemable or probable of becoming redeemable, the Company has selected a policy of accreting the carrying value to the redemption amount over time. As the Series B and B-2 Preferred Stock was considered probable of becoming redeemable solely due to the passage of time, and since the liquidation preference formula included 6% cumulative dividends, the Company was accreting the Series B and B-2 Preferred Stock to its estimated redemption amount based on the 6% annual dividend using the interest method. When preferred stock is not considered either currently redeemable or probable of becoming redeemable, the Company does not accrete the value until which point the contingency is probable of occurring.

The Company determined that the right granted to the investors of Series B Preferred Stock to purchase additional stock at the original issuance price in two subsequent closings and the anti-dilution warrants, which were issued as part of the Series A and Series B Preferred Stock Subscription Agreements were considered freestanding financial instruments and were accounted for as liabilities under ASC 480. They were reported at fair value at inception with an allocation of the proceeds from the preferred stock issuance and were remeasured at fair value at each reporting date until settlement, with the changes in fair value included in the other income and expense section of the consolidated statements of operations and comprehensive loss.

Derivatives

Upon issuing financial instruments, the Company assesses the nature of the host contract and considers whether any of the features embedded within the financial instrument could be considered derivatives that require bifurcation. In determining whether the embedded features represent derivatives that could require bifurcation, the Company assesses whether the economic characteristics of embedded features are not clearly and closely related to the economic characteristics of the remaining component of the financial instruments (i.e., the host contracts), whether the instrument is measured at fair value with changes in fair value reported in earnings as they occur and whether a separate, non-embedded instrument with the same terms as the embedded instruments would meet the definition of a derivative instrument. When it is determined that all of the criteria above are met, the embedded derivative is separated from the host contract and carried at fair value with any changes in fair value recorded in current period earnings.

Income taxes

The Company provides for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company includes any penalties and interest expense related to income taxes as a component of other expense and interest expense, net, as necessary.

Segment information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing operating performance. The Company’s CODM is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, the business of developing cancer immunotherapies.

Net loss per share attributable to common stockholders

Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B and B-2 Preferred Stock contained participation rights in any dividend paid by the Company as well as residuals in liquidation and were deemed to be participating securities. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Except where the result would be antidilutive to net income (loss), diluted net income (loss) per share is computed assuming the exercise of common stock options and the conversion of Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B and B-2 Preferred Stock.

Recently adopted accounting standards updates

The Jumpstart our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards. This allows an emerging growth company to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected this exemption from new or revised accounting standards. The Company has, however, elected to early-adopt certain new or revised accounting standards as of dates that may or may not coincide with the effective dates of public companies.

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

This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard was effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

Recently issued accounting standards and updates not yet effective

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. The Company adopted the standard on January 1, 2021.

The FASB has subsequently issued certain amendments to ASU 2016-02, which have the same effective date and transition. None of these amendments materially impact the Company’s adoption of Topic 842.

The Company adopted the new leasing standards on January 1, 2021, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2021. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $0.9 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption.

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

Note 3. Fair value measurements

Certain of the Company’s assets and liabilities are recorded at fair value, as described below.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$314,636	$—	$—	$314,636
Totals	$314,636	$—	$—	$314,636

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Preferred stock tranche rights liability	$—	$—	$5,400	$5,400
Totals	$—	$—	$5,400	$5,400

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Series B Preferred Stock Subscription Agreement included commitments from the same investors to acquire two additional tranches of Series B Preferred Stock (Committed Tranches) at the same share price.

The original Series B Subscription Agreement under iTeos Belgium provided each investor with one anti-dilution warrant (Series B Anti-Dilution Warrant). Each Series B Anti-Dilution Warrant allowed its holder to subscribe for newly issued Series B Preferred Stock in the event iTeos Belgium issued additional equity securities at a price below the Series B Preferred Subscription Price. The Series B Anti-Dilution Warrant had an exercise price of $.01 and provided the investor with a quantity of additional Series B Preferred Stock to reduce the average price per share to the amount of the price offered for the additional equity securities. Anti-dilution warrants had also been granted to certain holders of Series A Preferred Stock with similar terms as the Series B Anti-Dilution Warrants.

Under ASC 480, the preferred stock tranche rights and anti-dilution warrants are freestanding financial instruments that qualify as liabilities required to be recorded at their estimated fair value at the inception date of the subscription agreements and remeasured at each reported balance sheet date thereafter until settlement.

The fair value of the Series B Preferred Stock tranche rights liability was estimated using a probability-weighted present value of the benefit of investment with the following significant unobservable inputs (Level 3):

	March 23, 2020 (Tranche 3 settlement)	December 31, 2019	December 31, 2018
Implied equity value (in millions)	$208.2	$74.4	€30.8 ($35.4)
Probability of success of reaching necessary milestone:
Tranche 2 milestone	N/A	N/A	85% by March 31, 2019
Tranche 3 milestone (by March 31, 2020)	90%	90%	90%
Expected industry return over period during which milestones are expected to be achieved	13.0%	15.0%	15.0%
Risk-free interest rate	1.1%	2.3%	2.5%

The Series A Preferred Stock and Series B Preferred Stock were issued with anti-dilution warrants. The fair values at January 1, 2018 (Series A Preferred Stock) and June 11, 2018 (Series B Preferred Stock), were estimated using a Monte Carlo simulation model with the following significant unobservable inputs:

•	Annual volatility of 114.7%
•	Risk-free rate of 2.56%
•	Starting equity value of €28.3 million ($33.3 million)
•	Timing of future fund raise—June 2020
•	Amount of future fund raise—€30 million ($34.4 million)
•	Timing of liquidity event—December 2020

Accordingly, the anti-dilution warrants are classified as Level 3 in the fair value hierarchy. Due to the Share Exchange transaction on October 4, 2019 (see Note 1), there was no value to the anti-dilution warrants at December 31, 2020 and 2019.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019.

The following table presents changes during the years ended December 31, 2020 and 2019 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability	Series B Anti- Dilution Warrants	Series A Anti- Dilution Warrants
Balances at January 1, 2019	$6,325	$182	$219
Elimination of warrants through Share Exchange	—	(182)	(219)
Change in estimated fair value	(618)	—	—
Effects of exchange rate changes	(307)	—	—
Balances at December 31, 2019	5,400	—	—
Change in estimated fair value	(1,265)	—	—
Settlement of tranche right	(4,135)	—	—
Balances at December 31, 2020	$—	$—	$—

The following is a reconciliation of the amounts in the table above to the fair value adjustment for tranche rights and warrants amounts included in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2020	2019
Elimination of Series B anti-dilution warrants	$—	$182
Elimination of Series A anti-dilution warrants	—	219
Change in estimated fair value	1,265	618
Total included in earnings	$1,265	$1,019

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

There were no derivatives as of December 31, 2020 and 2019. The other non-financial assets like property and equipment and intangibles are measured at Level 3 when there is an indicator of impairment and recorded at fair value when an impairment charge is recognized.

Note 4. Consolidated balance sheet components

Property and equipment

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Scientific equipment	$2,617	$2,300
Furniture & office equipment	542	346
Leasehold improvements	855	771
Total	4,014	3,417
Accumulated depreciation and amortization	(2,662)	(2,081)
Property & equipment, net	$1,352	$1,336

Depreciation and amortization expense was $0.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Accrued expenses and other current liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Accrued clinical trial costs	$4,012	$2,683
Accrued personnel costs	3,208	1,409
Accrued professional fees	37	30
Accrued other	229	140
Total accrued expenses and other current liabilities	$7,486	$4,262

Note 5. License and collaboration agreements

Adimab

In January 2017, the Company entered into a collaboration agreement (as amended, the Adimab Agreement) with Adimab, LLC, (Adimab). Adimab has developed an antibody discovery and optimization technology platform. This collaboration enables the Company’s research and development efforts on discovery and optimization of new antibodies against immuno-oncology targets the Company may identify.

Under the terms of the Adimab Agreement, Adimab has granted the Company a worldwide, non-exclusive research license for a one-year research term period and evaluation period for up to 18 months per research program. The Company is required to use commercially reasonable efforts to perform its research activities under the Adimab Agreement and, if the Company exercises its right to obtain a development and commercialization license, the Company is required to use commercially reasonable efforts to pursue development and commercialization of a product directed to the applicable target. Under the terms of the Adimab Agreement, the Company granted Adimab a worldwide, non-exclusive license under all its patents and know-how that are reasonably necessary or useful for Adimab to perform its research activities under the Adimab Agreement.

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met and the Company paid $0.2 million in April 2017. Upon its exercise of an option for an exclusive development and commercialization license, with respect to a target, the Company is required to make a low single digit million-dollar payment to Adimab for each exercised option. For example, in August 2018, the Company paid a $1.0 million nonrefundable fee to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under the Adimab Agreement is what the Company now refers to as EOS-448. In addition, on a per target basis, the Company may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. The Company will pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Such royalties are payable until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, the Company has paid a total of approximately $3.4 million to Adimab pursuant to the Adimab Agreement.

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020.  The terms of the MSD Agreement meet the criteria under ASC Topic 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity.  ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the consolidated statement of operations and comprehensive loss.

Note 6. Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

The Company has been awarded grants from a federal region of Belgium (the Walloon Region), and the European Union (collectively, the granting agencies) to fund research and development activities. The grants reimburse a percentage (55-100%) of actual qualifying expenditures. The Company periodically submits proof of qualifying expenditures to the granting agencies for approval and reimbursement. To date, the Company received funding under several grants which included no obligation to repay and two grants that include potential obligations to repay (RCAs).

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income in the consolidated statements of operations and comprehensive loss. Grant income recognized under all of the grants for research and development activities totaled approximately $5.6 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively.

Grants which do not include an obligation to repay

The total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $1.3 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into an arrangement whereby the Walloon Region will provide the Company with up to $23.1 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance grant with the Walloon Region (RCA-2) for up to $4.3 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 and RCA-2 ends in December and February 2021, respectively, per the current agreements.  Management is currently in the process of negotiating an extension for RCA-2. The Company must repay 30% of the amount received under the grants by annual installments from 2022 to 2041 (the fixed annual repayments) unless the Company decides not to pursue commercial development or out licensing of the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the consolidated balance sheets.

In addition, in the event that the Company receives revenue from products or services related to the results of the program, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.12% royalty on revenue resulting from RCA-2. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate, and no grant repayable was recorded as of December 31, 2020 or 2019.

The Company recorded grant income in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the consolidated balance sheets.

The Company recorded receivables on the consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the years ended December 31, 2020 and 2019 and end of year balances as of December 31, 2020 and December 31, 2019:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Cash received	$11,944	$220	$2,479	—	$2,630	$1,198	$17,053	$1,418
Grant income recognized	3,913	3,186	1,290	482	444	321	$5,647	$3,989
Grants receivable	—	4,448	—	677	133	71	$133	$5,196
Grants repayable	5,102	1,397	781	—	—	—	$5,883	$1,397

Note 7. Stockholders’ equity (Deficit)

Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock consisted of the following immediately prior to the automatic conversion into common stock:

	Designated Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in 000's)
Series A-1 and A-2	6,167,726	6,167,726	$7,114
Series B	31,989,428	20,942,781	55,642
Series B-2	44,453,477	44,453,477	127,680
Total redeemable convertible preferred stock	82,610,631	71,563,984	$190,436

Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,460,076 shares of common stock.  As of December 31 2020, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common stock

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

The Company has never declared any dividends on common stock.

The Company had reserved shares of common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2020	2019
Series A Preferred Stock, as converted	—	1,862,510
Series B Preferred Stock, as converted	—	6,760,804
Stock options issued and outstanding	4,552,396	1,387,003
Shares available for issuance under Stock Option Plan	3,039,222	251,606
Total	7,591,618	10,261,923

Profit certificates

A profit certificate is a legal equity security in Belgium with economic rights almost identical to common stock. However, they had voting rights in limited circumstances that were relevant to that type of security interest only. As part of the Share Exchange, all profit certificates of iTeos Belgium were exchanged one-for-one for common stock of the Company.

Note 8. Stock-based compensation

General

The Board of Directors, at its sole discretion, shall determine the exercise price. Stock options expire 7 to 10 years from the date of grant. The stock options generally vest 25% upon the one-year anniversary of the service inception date and then ratably each month over the remaining 36 months. Upon termination of service, any unvested stock options are automatically returned to Company. Vested stock options that are not exercised within the specified period, according to the terms and conditions of the option plan, following the termination as an employee, consultant, or service provider to the Company are surrendered back to the Company. Those stock options are added back to the pool and made available for future grants.

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

On July 15, 2020, the Company’s Board of Directors approved an amendment for stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the “2020 Plan”) became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 3,809,818 which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The ESPP initially reserved and authorized the issuance of up to a total 317,484 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of December 31, 2020, no shares had been issued under the 2020 ESPP.

The following table summarizes stock option activity for the year ended December 31, 2020:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2019	1,387,003	$4.62	4.8
Granted	3,504,715	10.43
Forfeited	(102,863)	7.18
Exercised	(236,459)	2.77
Outstanding as of December 31, 2020	4,552,396	$9.13	8.2	$112,412
Vested and expected to vest as of December 31, 2020	4,552,396	$9.13	8.2	$112,412
Exercisable at December 31, 2020	861,388	$4.93	5.0	$24,889

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2020	2019
Research and development	$425	$170
General and administrative	3,867	639
Total stock-based compensation expense	$4,292	$809

The weighted-average grant-date fair value of options awarded during the year ended December 31, 2020 and 2019 was approximately $7.75 per share and $0.49 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $3.1 million and $0.2 million, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2020 and 2019 were $0.8 million and $0.7 million, respectively. As of December 31, 2020, there was a total of $23.6 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.4 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.36% - 1.35%	2.50%
Expected term (in years)	5 - 6	5
Expected volatility	90% - 102%	93%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$2.95 - $33.12	$2.38

Expected Term—The Company has opted to use the “simplified method” for estimating the expected term of stock options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option (7 to 10 years).

Expected Volatility—Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock options.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options.

Expected Dividend—The Company has not declared any dividends in its history and does not expect to issue dividends over the life of the stock options and therefore has estimated the dividend yield to be zero.

Fair value of Profit Certificates or Common Stock— Prior to the IPO, the fair value of the profit certificates or common stock underlying the stock options has historically been determined by the board of directors, with input from management. Because there had been no public market for the Company’s common stock (or profit certificates), the board of directors had determined the fair value of the common stock (or profit certificates) on the grant-date of the stock options by considering a number of objective and subjective factors, including profit certificate or common stock valuations performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. The board of directors intended all stock options granted to be exercisable at a price per share not less than the estimated per share fair value of common stock (or profit certificates) underlying those stock options on the date of grant. After the IPO, the fair value of common stock underlying the stock options is determined based on the closing price of the Company’s common stock as quoted by the stock exchange.

Note 9. Income taxes

For financial reporting purposes, loss before income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

(in thousands)	2020	2019
Domestic	$(31,184)	$(689)
Foreign	(6,906)	(21,646)
Loss before income tax expense	$(38,090)	$(22,335)

The Company’s worldwide effective tax rate for the years ended December 31, 2020 and 2019 was 0.2% and (0.5%), respectively. The reconciliation of the statutory U.S. federal income tax rate (21%) to the effective income tax rate is as follows:

	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	4.8	0.1
Foreign tax differential	0.8	8.3
Non-deductible/non-taxable permanent differences	3.4	7.6
Change in local tax rate	(8.6)	—
Other	0.9	—
Change in valuation allowance	(22.1)	(37.5)
Effective income tax rate	0.2%	(0.5%)

The components of income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

(in thousands)	2020	2019
Current
Domestic	$(60)	$116
Foreign	3	3
Deferred	—	—
Total income tax (benefit) expense	$(57)	$119

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets :
Net operating loss carryforward	$25,206	$14,176
Capitalized research and development expenses	6,219	7,397
Stock-based compensation	758	—
Other	313	110
Total deferred tax assets	32,496	21,683
Valuation allowance	(32,029)	(21,673)
Deferred tax assets, net of valuation allowance	467	10
Deferred tax liabilities:
Prepaid expenses	(445)	—
Depreciation and amortization	(22)	(10)
Total deferred tax liabilities	(467)	(10)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and capitalized research and development expenses. Management has considered the Company’s history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible and has concluded that it is more likely than not that the company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation has been established against these net deferred tax assets as of December 31, 2020 and 2019, respectively. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $32.0 million and $21.7 million, respectively.  The net valuation allowance increase of $10.3 million during the year ended December 31, 2020 was primarily due to the increase in net operating loss, which was partially offset by a decrease in capitalized research and development expenses during the year.

As of December 31, 2020, the Company has $29.2 million of gross United State federal net operating loss (“NOL”) carryforwards, respectively, which may be available to offset future income tax liabilities.  The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has NOLs generated after 2017 of $29.2 million, which do not expire. The Company does not have any NOLs generated prior to 2018.  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act temporarily allows the Company to carryback NOLs arising in 2018, 2019 and 2020 to the five prior tax years. In addition, NOLs generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017.  The Company filed a NOL carryback claim to carryback a portion of FY2020 NOL to the tax year ended December 31, 2018 and 2019 which resulted in a minimal tax refund of less than $0.1 million.

As of December 31, 2020, the Company has total gross United States state net operating loss carryforwards of $29.0 million, which may be available to offset future income tax liabilities that will begin to expire at various dates through 2040.

As of December 31, 2020, the Company has Belgium net operating loss carryforwards for Belgian federal income tax purposes of approximately $69.2 million, that can be carried forward indefinitely.

As of December 31, 2020, the Company has de minimis federal and state tax credit carryforwards available to reduce future tax labilities, which expire in 2040 and 2025, respectively.

Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has completed several financings since its inception, which may result in a change of control as defined in Section 382 or could result in a change in control in the future. The Company has not yet completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.

The Company has not, as of yet, conduct a study of research and development credit carryforward.  Such a study, once undertaken by the Company, may result in an adjustment to the Company’s research and development credit carryforward.  A full valuation allowance has been provided against the research and development credit carryforward and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.  Thus, there would be no impact to the Company’s balance sheet or statement of operations if an adjustment is required.

The Company files income tax returns in the United States, Indiana, Massachusetts, New Hampshire and Belgium. The Company is subject to U.S. federal, state and Belgium tax examinations by tax authorities for years 2017 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. As of December 31, 2020, and 2019, the Company has recorded no liability for unrecognized tax benefit, interest or penalties related to federal and state income tax matters and there currently no pending tax examinations.

The CARES Act was enacted on March 27, 2020. The CARES contains a significant number of provisions that may impact on the Company’s accounting for income taxes.  The Company has evaluated its potential impact and as a result recorded a minimal tax benefit of less than $0.1 million related to an anticipated refund as a result of the 2020 net operating loss carryback to be received for federal taxes incurred for the tax years ended December 31, 2018 and 2019.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of December 31, 2020 and 2019, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics Hong Kong Limited (WuXi) herein referred to as the WuXi Agreement. The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of December 31, 2020 and 2019, there are no minimum commitments under the WuXi Agreement. Additionally, as of December 31, 2020 and 2019 there are no royalties or milestones payable.

Leases

The Company leases primarily office space in Charleroi, Belgium and Cambridge, Massachusetts under non-cancelable operating leases with expiration dates in December 2021 and May 2022, respectively, in addition to some small car leases that typically have four-year terms. Rent expense was $0.6 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

In January 2021, the Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through January 2030 and include additional space.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020, including the extension of the Belgium office lease noted above, are as follows (in thousands):

Year ending December 31:
2021	$667
2022	504
2023	385
2024	349
2025	318
Thereafter	1,369
Total	$3,592

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, the Company has approximately $71,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the consolidated balance sheets as of December 31, 2020 and 2019.

Note 11. Employee benefit plan

iTeos Belgium sponsors a defined contribution insurance plan (the Plan) for its employees. In the first quarter of each year, iTeos Belgium pays an annual premium to the insurance company which corresponds to 5% of employees’ gross salaries. Interest accrues each year into a pool for each employee and when they retire, they collect the total in their accounts. The Company contributed approximately $167,000 and $141,000 to the Plan for the years ended December 31, 2020 and 2019, respectively.

Effective January 1, 2019, iTeos U.S. established a 401(k) defined contribution plan (the 401(k) Plan) for its U.S. employees. The 401(k) plan provides for voluntary tax-deferred salary deductions for all employees of up to 100% of their annual compensation, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company contributed approximately $28,000 and $18,000 to the 401(k) Plan for the years ended December 31, 2020 and 2019, respectively.

Note 12. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to 1% percent of its net product sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium SA, each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company had no product sales in 2020 and 2019, no royalties were owed to these charitable foundations as of December 31, 2020 and 2019.

Note 13. Net loss per share attributable to common stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effective:

	December 31,
	2020	2019
Series B Preferred Stock, as converted	—	6,760,804
Series A Preferred Stock, as converted	—	1,862,510
Stock options outstanding	4,552,396	1,387,003
Total	4,552,396	10,010,317

Note 14. Subsequent events

In January 2021, the Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through January 2030 and include additional space.

On February 22, 2021, the Company entered into an amendment to the Adimab Agreement (the Amended Adimab Agreement).  The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (New Products).  For New Products, on a per target basis, the Company may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product.  Royalty percentages for New Products are slightly different than for original products.  There were no other significant changes to the terms in the original Adimab Agreement as a result of the Amended Adimab Agreement.