Form 10-Q
period 2021-03-31
iTeos Therapeutics, Inc.
filed 2021-05-13
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 35,103,999 shares of common stock, $0.001 par value per share, outstanding.

Summary of the material risks associated with our business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors”. These risks include, but are not limited to, the following:

•

We will not be able to commercialize our current product candidates and any future product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate the safety and efficacy of our current or future product candidates. vz

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

i

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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$321,385	$336,326
Grants receivable	1,241	133
Research and development tax credits receivable	—	192
Prepaid expenses and other current assets	2,293	2,893
Total current assets	324,919	339,544
Property and equipment, net	1,350	1,352
Research and development tax credits receivable	3,153	3,286
Restricted cash	138	128
Right of use asset	3,046	-
Other assets	283	248
Total assets	$332,889	$344,558
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,300	$3,026
Accrued expenses and other current liabilities	5,314	7,486
Deferred income	666	4,486
Lease liability	550	—
Total current liabilities	11,830	14,998
Grants repayable	5,642	5,883
Other noncurrent liabilities	305	480
Lease liability, net of current portion	2,503	-
Total liabilities	20,280	21,361
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,100,999 and 35,044,758 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	399,694	396,443
Accumulated other comprehensive income	312	617
Accumulated deficit	(87,432)	(73,898)
Total stockholders’ equity	312,609	323,197
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$332,889	$344,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development expenses	$11,643	$5,825
General and administrative expenses	7,046	2,418
Total operating expenses	18,689	8,243
Loss from operations	(18,689)	(8,243)
Other income and expenses:
Grant income	4,915	1,589
Fair value adjustment for preferred stock tranche rights liability	—	1,265
Research and development tax credits	—	184
Other income (expense), net	240	(42)
Net loss	(13,534)	(5,247)
Cumulative dividends on Series A preferred stock	—	(107)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,195)
Net loss attributable to common stockholders	$(13,534)	$(6,549)
Basic and diluted net loss per common share	$(0.39)	$(25.53)
Weighted-average common shares outstanding—basic and diluted	35,086,662	256,548

Net loss	$(13,534)	$(5,247)
Foreign currency translation adjustments	(305)	(317)
Comprehensive loss	$(13,839)	$(5,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(unaudited)

								Accumulated		Total
	Series A		Series B				Additional	other		stockholders’
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balance at December 31, 2019	6,167,726	$5,353	20,942,781	$46,404	256,548	$1	$—	$(224)	$(35,865)	(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—
Settlement of preferred stock tranche right	—	—	—	—	—	—	4,135	—	—	4,135
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	1,195	—	—	(1,195)	—	—	(1,195)
Stock-based compensation	—	—	—	—	—	—	186	—	—	186
Currency translation adjustment	—	—	—	—	—	—	—	(317)	—	(317)
Net loss	—	—	—	—	—	—	—	—	(5,247)	(5,247)
Balance at March 31, 2020	6,167,726	5,353	65,396,258	172,625	256,548	1	3,126	(541)	(41,112)	(38,526)

								Accumulated
	Series A		Series B				Additional	other		Total
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2020	—	$—	—	$—	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	—	—	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	—	—	—	—	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	—	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	—	-	-	-	35,100,999	35	399,694	312	(87,432)	312,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(13,534)	$(5,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	121
Stock-based compensation	2,584	186
Change in operating lease right-of-use assets	6	—
Fair value adjustment for preferred stock tranche rights liability	—	(1,265)
Deferred rent	—	(12)
Changes in operating assets and liabilities:
Grants receivable	(1,149)	5,070
Research and development tax credits receivable	191	(184)
Prepaid expenses and other current assets	493	(440)
Accounts payable	2,348	3,349
Accrued expenses and other liabilities	(2,115)	(973)
Deferred income	(3,740)	(84)
Net cash (used in) provided by operating activities	(14,790)	521
Cash flows from investing activities
Purchase of property and equipment	(88)	(27)
Purchase of other assets	(3)	(10)
Net cash used in investing activities	(91)	(37)
Cash flows from financing activities
Proceeds from issuance of Series B-2 Preferred Stock	—	125,358
Payment of issuance costs on Series B-2 Preferred Stock	—	(332)
Proceeds from issuance of common stock upon exercise of options	667	—
Proceeds from grants repayable	—	2,713
Net cash provided by financing activities	667	127,739
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(717)	(360)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,931)	127,863
Cash, cash equivalents and restricted cash at beginning of period	336,454	19,990
Cash, cash equivalents and restricted cash at end of period	$321,523	$147,853
Non-cash investing and financing activities
Accretion of Series B and B-2 Preferred Stock to redemption value	—	$1,195
Operating lease liabilities arising from obtaining right-of-use assets	$3,206	—
Supplemental disclosure of cash flows
Cash paid for taxes	—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business and corporate reorganization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Cambridge, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. The Company leverages its deep understanding of the tumor microenvironment and cancer immunology and immunosuppressive pathways to design novel product candidates with the potential to fully restore the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed with optimized pharmacologic properties for improved clinical outcomes.. The Company’s initial antibody product candidate, EOS-448, is a high affinity, potent, anti-TIGIT antibody with a functional Fc domain, designed to enhance the anti-tumor response through a multifaceted immune modulatory mechanism. An open-label Phase 1/2a clinical trial of EOS-448 is ongoing in adult cancer patients with advanced solid tumors. The Company is also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome cancer immunosuppression. iTeos is conducting an open-label multi-arm Phase 1/2a clinical trial of inupadenant in adult cancer patients with advanced solid tumors. The Company also has a preclinical pipeline targeting additional mechanisms.

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to-date. Since inception, the Company has incurred recurring losses, including a net loss of $13.5 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $87.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 13, 2021, the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of March 31, 2021, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified.  The United States, including the Commonwealth of Massachusetts where our headquarters are located, as well as countries throughout Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions, which, in some cases, have had the effect of delaying the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three months ended March 31, 2021, the length and extent of the pandemic, its consequences, containment efforts and the impact of available vaccines will determine the future impact on the Company’s operations and financial condition.

Basis of presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as the related disclosures of contingent assets and liabilities. Estimates are used to determine the fair value of the preferred stock tranche rights liability, the fair value of common stock and stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, probability of repayment for grants repayable, and uncertain tax positions. Actual results could differ materially from the Company’s estimates.

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

Deferred offering costs

The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as other non-current assets until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or additional paid-in-capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statement of operations and comprehensive loss. After consummation of the IPO, which closed on July 28, 2020, these costs were all recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

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

Recently adopted accounting standards updates

On January 1, 2021, the Company adopted Accounting Standard Update, or ASU No. 2016-02 (Topic 842), Leases, or ASC 842. Under the standard, the Company accounts for leases using a right-of-use, or ROU, model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. On the date of adoption, the Company recognized a $0.9 million of right-to-use assets and lease liabilities in the consolidated balance sheet.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company typically only includes an initial lease term in its assessment of a lease arrangement. It also considers termination options and factors those into the determination of lease payments. Options to renew a lease are not included in the assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases (non-lease components). The Company has not elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes. Variable non-lease components are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are paid.

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full terms of such leases.

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$306,446	$—	$—	$306,446
Totals	$306,446	$—	$—	$306,446

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$314,636	$—	$—	$314,636
Totals	$314,636	$—	$—	$314,636

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

The fair value of the Series B Preferred Stock tranche rights liability was estimated using a probability-weighted present value of the benefit of investment with the following significant unobservable inputs (Level 3):

Valuation Dates
March 23, 2020 (Tranche 3 settlement)
Implied equity value (in millions)	$208.2
Probability of success of reaching necessary milestone:
Tranche 2 milestone	N/A
Tranche 3 milestone (by March 31, 2020)	90%
Expected industry return over period during which milestones are expected to be achieved	13.0%
Risk-free interest rate	1.1%

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three month periods ended March 31, 2021 and 2020.

The following table presents changes during the three months ended March 31, 2021 and 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability

Balances at January 1, 2020	$5,400
Change in estimated fair value	(1,265)
Settlement of tranche right	(4,135)
Balances at March 31, 2020	$—

The preferred stock tranche rights liability was settled on March 24, 2020 and no liability exists thereafter.

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Scientific equipment	$2,548	$2,617
Furniture & office equipment	641	542
Leasehold improvements	822	855
Total	4,011	4,014
Accumulated depreciation and amortization	(2,661)	(2,662)
Property & equipment, net	$1,350	$1,352

Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued clinical trial costs	$3,566	$4,012
Accrued personnel costs	1,671	3,208
Accrued professional fees	40	37
Accrued other	37	229
Total accrued expenses and other current liabilities	$5,314	$7,486

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

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met and the Company paid $0.2 million in April 2017. Upon the Company’s exercise of an option for an exclusive development and commercialization license, with respect to a target, the Company is required to make a low single digit million-dollar payment to Adimab for each exercised option. In August 2018, the Company paid a $1.0 million nonrefundable fee to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under the Adimab Agreement is now what the Company refers to as EOS-448. In February 2021, the Company entered into an amendment to the Adimab Agreement (the Amended Adimab Agreement).  The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products).  For New Products, on a per target basis, the Company may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to

$14.5 million for each additional product. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments. The Company will pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, the Company has paid a total of $3.4 million to Adimab under the Adimab Agreement.

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020.  The terms of the MSD Agreement meet the criteria under ASC Topic 808, Collaborative Arrangements (ASC 808), as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity.  ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the condensed consolidated statement of operations and comprehensive loss.

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

Grants which do not include an obligation to repay

The total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $1.2 million.

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

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 and RCA-2 ends in December and February 2021, respectively, per the current agreements. The Company is currently negotiating an extension of time for RCA-2 with the Walloon Region. The Company must repay 30% of the amount received under the grant by annual installments from 2022 to 2041 (the fixed annual repayments) unless the Company decides not to pursue commercial development or out licensing of the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the condensed consolidated balance sheets.

In addition, in the event that the Company receives revenue from products or services related to the results of the research, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.12% royalty on revenue resulting from RCA-2. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received. The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate, and no grant repayable related to royalties was recorded as of March 31, 2021 or December 31, 2020.

The Company recorded grant income in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three months ended March 31, 2021 and 2020 and end of period balances as of March 31, 2021 and December 31, 2020:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cash received	$—	$7,693	$—	1,938	$—	$—	$—	$9,631
Grant income	855	1,132	435	371	3,625	86	4,915	1,589
Grants receivable at the end of the period	—	—	540	—	701	133	1,241	133
Grants repayable at the end of the period	4,898	5,102	744	781	N/A	—	5,642	5,883

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

Note 8. Stock-based compensation

2019 Stock Option and Grant Plan

The Company’s 2019 Stock Option and Grant Plan (the 2019 Plan) provided for the Company to grant stock options and other stock-based awards to employees and non-employees to purchase the Company’s common stock.  On March 24, 2020, the Board of Directors approved an increase to the total authorized options under the 2019 Stock Option and Grant Plan to 3,464,316. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances will be made under the 2019 Plan.

On July 15, 2020, the Company’s Board of Directors approved an amendment stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan is 3,809,818 which was cumulatively increased on January 1, 2021 and will be increase each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2021, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,752,237.  The number of shares of common stock reserved for issuance as of March 31, 2021 under the 2020 Plan was 5,562,055.The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The ESPP initially reserved and authorized the issuance of up to a total 317,484 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance automatically increased on January 1, 2021 and will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. Accordingly, on January 1, 2021, the number of shares of common stock reserved and available for issuance under the 2020 ESPP increased by 350,447.  The number of shares of common stock reserved for issuance as of March 31, 2021 under the 2020 ESPP was 667,931.  As of March 31, 2021, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$275	$50
General and administrative	2,309	136
Total stock-based compensation expense	$2,584	$186

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	4,552,396	$9.13	8.2
Granted	529,200	41.05
Forfeited	(2,415)	4.24
Exercised	(56,241)	11.85
Outstanding as of March 31, 2021	5,022,940	$12.46	8.2	$109,086
Exercisable at March 31, 2021	891,880	$4.39	4.7	$26,571

The weighted-average grant-date fair value of options awarded during the three month periods ended March 31, 2021 and 2020 was approximately $31.98 per share and $2.95 per share, respectively. As of March 31, 2021, there was a total of $38.4 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.5 years.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.42% to 0.71%	1.40%
Expected term (in years)	6	6
Expected volatility	99% to 100%	90%
Expected dividend yield	—	—
Estimated fair value of common stock	$32.00 - $41.58	$2.95

Note 9. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of March 31, 2021 and December 31, 2020, there were no amounts accrued related to termination charges.

Operating leases

The Company’s operating leases are as follows:

•

An April 2016 lease for 1,577 square meters of office and laboratory space in Gosselies, Belgium, which commenced in May 2016 and terminates in December 2021.  In January 2021, the Company entered into an agreement to extend the lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters.

•	A December 2018 lease for 2,479 square feet of office in Cambridge, Massachusetts, which commenced in May 2019 and terminates in May 2022. The lease is subject to fixed-rate rent escalations.
•	Various car leases that the Company enters into from time to time. The average life of each car lease is 48 months.

Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes lease terms and discount rate:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.2	—
Weighted-average discount rate	4.80%	—

The following table summarizes the cash flow and other information:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$3,206	$—
Operating cash flows used in operating leases	$179	—

As of March 31, 2021, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2021 and the future years thereafter (in thousands):

Year ending December 31:
2021	$562
2022	571
2023	452
2024	418
2025	351
Thereafter	1,314
Total Lease Payments	3,668
Less: Interest	(615)
Total Lease Liability	$3,053
Lease liability	550
Lease liability, net of current portion	$2,503

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge. The Company maintains that amount of cash on hand to fund any necessary draws on the letter of credit. In addition, as of March 31, 2021 and December 31, 2020, the Company has approximately $81,000 and $71,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Note 10. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% percent of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of March 31, 2021.

Note 11. Net loss per share attributable to common stock

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	March 31,
	2021	2020
Series B and B-2 Preferred Stock, as converted	—	20,297,760
Series A Preferred Stock, as converted	—	1,862,510
Stock options outstanding	5,022,940	1,847,987
Total	5,022,940	24,008,257

Note 12. Subsequent events

The Company evaluated all subsequent events through the date of issuance, and no material subsequent events were noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. We leverage our deep understanding of the tumor microenvironment and immunosuppressive pathways to design novel product candidates with the potential to fully restore the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed with optimized pharmacologic properties for improved clinical outcomes. Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action leading to immunosuppression.  EOS-448 was also selected to engage the Fc gamma receptor, or FcγR, to activate dendritic cells and macrophages and to promote antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020 we enrolled an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors.  Preliminary safety, pharmacokinetic, efficacy and pharmacodynamic, or PD, data was reported at the American Association of Cancer Research (AACR) annual meeting in April of 2021 indicating target engagement and early evidence of clinical activity of a single agent. We are also advancing inupadenant, a next-generation adenosine A2A receptor, or A2AR, antagonist tailored to overcome cancer immunosuppression. Inupadenant formerly referred to as EOS-850, is designed as a highly selective small molecule antagonist of the A2AR, in the adenosine pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors and in the dose escalation portion of the trial, it has shown encouraging preliminary single-agent activity.  In addition to the single-agent cohort, we commenced dosing in a cohort evaluating inupadenant in combination with pembrolizumab in the third quarter or 2020 and a cohort evaluating inupadenant with chemotherapy in the fourth quarter of 2020. We will report additional data from monotherapy expansion cohorts at ASCO in June 2021. We are using our expertise in tumor immunology to select additional targets for other novel, differentiated programs. We continue to progress research programs focused on additional targets that complement our TIGIT and A2AR programs or address additional pathways immunosupression. We expect to nominate an additional product candidate for commencement of Investigational New Drug, or IND, enabling studies before the end of 2021. We retain worldwide rights to develop and commercialize all of our product candidates.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have not generated any revenue from product sales and have financed our operations primarily through our IPO. Through March 31, 2021, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock. As of March 31, 2021, our principal source of liquidity was cash and cash equivalents, which totaled $321.4 million.

We have incurred recurring losses since inception. Our net losses were $13.5 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $87.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

As of March 31, 2021, we had cash and cash equivalents of $321.4 million.  We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” Because of the numerous risks and uncertainties associated with our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

We are party to collaboration and license agreements pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement).  The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products).  For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product.  As of the date of this Quarterly Report on Form 10-Q, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. To date, we have paid a total of $3.4 million to Adimab pursuant the Adimab Agreement. We are also party to a biologics master services agreement with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

On December 10, 2019, we entered into a Clinical Trial Collaboration and Supply Agreement (the MSD Agreement) with MSD International GmbH (MSD), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, we sponsor a clinical trial in which both our compound and MSD’s compound are dosed in combination. We conduct the research at our own cost and MSD contributes its compound towards the study at no cost to us. We will equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties. We began receiving compounds from MSD on April 1, 2020 and we began the research study in the third quarter of 2020.

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

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of COVID-19 in the Cambridge and Belgian communities. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. The effect of the COVID-19 pandemic on our development timelines for EOS-448 and inupadenant and its effect on our preclinical research and development is uncertain.

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

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, and the impact of the available vaccines, among others. See “Risk factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from licensing fees in connection with a research collaboration and license agreement with Pfizer, which terminated in 2017. We had no revenue for the three months ended March 31, 2021 and 2020.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended March 31,
(in thousands)	2021	2020
Direct research and development expenses by program:
EOS-448	$2,428	$913
Inupadenant	4,323	2,402
Other non-clinical programs	1,551	665
Indirect research and development expenses(1)	3,341	1,845
Total research and development expense	$11,643	$5,825

(1)

The substantial majority of these costs relate to the EOS-448 and inupadenant programs. Approximately half of these costs are payroll and related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Research and development tax credits

Our subsidiary iTeos Belgium SA, as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (13.5% for 2021 and 2020) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheet.

Fair value adjustment for tranche rights

Prior to March 2020, we had an obligation to issue and our investors’ had an obligation to purchase additional shares of Series B preferred stock. This obligation represented a freestanding financial instrument. The resulting preferred stock tranche right liabilities were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations and comprehensive loss during each period while such instruments were outstanding and the tranche rights were settled in the first quarter of 2020. Accordingly, we are no longer required to record liabilities for these obligations or changes in the fair value of those liabilities.

Other income (expense), net

Other income (expense), net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive loss. Items included are interest income, bank fees and gain or loss on foreign currency transactions.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the dollar change in those items:

	Three Months Ended March 31,		Period to period
(in thousands)	2021	2020	change
Operating expenses:
Research and development expenses	$11,643	$5,825	$5,818
General and administrative expenses	7,046	2,418	4,628
Total operating expenses	18,689	8,243	10,446
Loss from operations	(18,689)	(8,243)	(10,446)
Other income and expenses:
Grant income	4,915	1,589	3,326
Fair value adjustment for preferred stock tranche rights liability	—	1,265	(1,265)
Research and development tax credits	—	184	(184)
Other income (expense), net	240	(42)	282
Loss before income taxes	(13,534)	(5,247)	(8,287)
Income tax benefit (expense)	—	—	—
Net loss	$(13,534)	$(5,247)	$(8,287)

Research and development expenses

Research and development expenses increased by $5.8 million to $11.6 million for the three months ended March 31, 2021, from $5.8 million for the three months ended March 31, 2020. This increase was primarily related to an increase of $1.6 million of payroll and related costs, a $4.1 million increase CRO and CMO fees and internal laboratory expenses, a $0.2 million increase in stock-based compensation and an increase of $0.1 million related to facilities.  These increases were offset by a $0.2 million decrease in various other research and development expenses. The overall increase was due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, as well as increased clinical activities for inupadenant. In addition, there was an increase in spending related to our preclinical programs during the three months ended March 31, 2021.

General and administrative expenses

General and administrative expenses increased by $4.6 million to $7.0 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020.

The increase was primarily attributable to an increase of $0.7 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable the Company to operate as a public company, a $2.2 million increase in stock-based compensation, an increase of $0.5 million in professional fees and an increase of $0.7 million for directors and officers insurance as a result of becoming a public company. In addition, there was also a $0.5 million increase related to facilities, recruiting, franchise taxes and various other general and administrative expenses.

Grant income

Grant income increased by $3.3 million to $4.9 million for the three months ended March 31, 2021 from $1.6 million for the three months ended March 31, 2020. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to the approval of the ENT1 program in March 2021.  For the three months ended March, 31, 2021, we recognized $3.6 million in grant income related to the ENT1 program. The remaining $0.3 million decrease in grant income related to other grants.

Research and development tax credits

Research and development tax credits decreased by $0.1 million. The decrease was caused by a decrease in qualifying research and development expenses in Belgium.

Fair value adjustment for preferred stock tranche rights liability

As a result of changes in the fair value of the preferred stock tranche rights liability, we recognized other income of $1.3 million for the three months ended March 31, 2020.  As of March 31, 2021, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Other income (expense), net

The other income (expense), net for the three months ended March 31, 2021 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the first quarter of 2021.

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

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, and grants and licenses. As of March 31, 2021, we had $321.4 million in cash and cash equivalents.

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

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(14,790)	$521
Investing activities	(91)	(37)
Financing activities	667	127,739
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(717)	(360)
Net increase in cash, cash equivalents and restricted cash	$(14,931)	$127,863

Net cash used in operating activities

During the three months ended March 31, 2021, we used cash in operating activities of $14.8 million, primarily resulting from our net loss of $13.5 million, partially offset primarily by the non-cash charge related to stock-based compensation of $2.6 million, and a decrease in deferred income of $3.7 million and a decrease in grants receivable of $1.1 million.  Net cash provided by operating activities was $0.5 million during the three months ended March 31, 2020. The change was primarily due to our net loss of $5.2 million, offset by the increase of $5.0 million in grants receivable.

Net cash used in investing activities

Net cash used in investing activities increased $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the three months ended March 31, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2021. This was due to the proceeds received from the exercise of stock options during the period.  Net cash provided by financing activities was $127.7 million during the three months ended March 31, 2020. We raised cash through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million. In addition, we received $2.7 million under grant programs with a potential obligation for repayment.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $0.7 million reduction of cash, cash equivalents and restricted cash for the three months ended March 31, 2021 was primarily caused by the reduction of the euro to dollar exchange rate between December 31, 2020 and March 31, 2021. The $0.4 million decrease for the three months ended March 31, 2020 was primarily caused by the decrease in the euro to dollar exchange rate between December 31, 2019 and March 31, 2020.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2a clinical trial of EOS-448, continue our multi-arm Phase 1/2a clinical trial of inupadenant, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. In July 2020, we completed our IPO in which we issued and sold 10,586,316 shares of our common stock at a public offering price of $19.00 per share. We received net proceeds from our IPO of $184.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In early August 2020, we issued and sold an additional 1,505,359 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares for net proceeds of $26.6 million. Going forward, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our cash and cash equivalents as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the second half of 2023.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of EOS-448 and inupadenant, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

During the three months ended March 31, 2021, we entered into an agreement to extend the Belgium lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. There were no other significant changes to our contractual obligations and commitments as of March 31, 2021, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements:

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model in 2021, with the exception of the stock and exercise prices.

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

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as other income to the extent there is no potential obligation to repay this funding. We record the present value of the liability as a grant repayable in the accompanying consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost. There were no significant changes to assumptions in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $321.4 million and $336.3 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of March 31, 2021, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 1A. Risk Factors.

Risk factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

The results of preclinical studies, preliminary study results, and early clinical trials of our current product candidates and any future product candidates may not be predictive of the results of later-stage clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or comparable foreign regulatory authorities. While we are currently conducting first-in-human Phase 1/2a trials of EOS-448 and inupadenant, we have not yet completed any clinical trials. Our current product candidates and any future product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect, and may not ultimately prove to be safe and effective.

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

We may pursue Fast Track or Breakthrough Therapy designation by FDA. These designations may not actually lead to a faster development or regulatory review or approval process, and they do not assure FDA approval of any product candidates we may develop.

FDA’s Fast Track and Breakthrough Therapy designations programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation. A product candidate may be designated as a Breakthrough Therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. While we may seek Fast Track or Breakthrough Therapy designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track or Breakthrough Therapy designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track or Breakthrough Designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. . The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

Our ability to commercialize our current product candidates and any future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for our current product candidates and any future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Other factors payors consider in determining reimbursement are based on whether the product is:

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states, or Member States, have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. For example, some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Some Member States approve a specific price for the medicinal product, whilst others adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms. It is increasingly common in many Member States for marketing authorization holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

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

In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (SCODs). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Although we do not currently have any products on the market, our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations which may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our current product candidates and any future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. On November 30, 2020, U.S. Department of Health and Human Services Office of Inspector General, or OIG, published a final rule effective January 1, 2022 amending the existing safe harbor protecting certain discounts to eliminate safe harbor protection for certain rebates provided by a manufacturer of prescription pharmaceutical products to a plan sponsors under Part D or pharmacy benefit managers (PBMs) under contract with them. The final rule also creates new safe harbors effective January 29, 2021 for point-of-sale reductions in price on prescription pharmaceutical products and certain PBM service fees. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options who may influence the ordering or use of our product candidates, if approved, in the future. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We have incurred significant net losses in each period since inception. For the three months ended March 31, 2021 and 2020, our net losses were $13.5 million and $5.2 million, respectively. As of March 31, 2021, we had an accumulated deficit of $87.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of March 31, 2021, we had $321.4 million of cash and cash equivalents. Our net proceeds from our IPO, were $210.6 million, after deducting underwriting discounts and commissions and IPO expenses payable by us. Our existing cash and cash equivalents will not be sufficient to fund all of our efforts that we plan to undertake.

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

The continued spread of COVID-19 and identification of new strains of the virus could adversely impact our manufacturing and other operations, including our ability to recruit and retain patients, principal investigators, clinical trial sites and their staff, caregivers and healthcare providers as necessary. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, COVID-19 may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel and site enrollment restrictions. For example, we have previously reported enrollment delays for the third cohort of our Phase 1/2a trial of inupadenant in adult patients with advanced solid tumors, in which we plan to evaluate inupadenant in combination with chemotherapy. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be paused, and the procedures or assessments of patients on trial to be delayed or missed. Trial sites may also limit or prohibit on site monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which would require us to use remote monitoring via video conferences. While we do not anticipate any negative effects from remote monitoring, it could potentially affect quality, training and source data verification at clinical trial sites. Additionally, if a clinical trial site does not have remote monitoring capabilities, we may be required to find other distance monitoring solutions. Further, we are currently experiencing challenges with respect to climate-controlled shipping of our product candidates, which may delay our ability to dose patients in our ongoing trials. Any negative impact COVID-19 has to patient enrollment, retention or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. We remain in active dialog with our CROs and clinical sites to minimize the impact of this pandemic to our clinical trials of inupadenant and EOS-448 without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

Furthermore, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the future.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The roll-out of the vaccines could slow patient enrollment in our studies as some patients may be unwilling to enroll in clinical trials before or soon after receiving the vaccination.

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

As of March 31, 2021, we had 68 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our current product candidates or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €22.4 million for our research and development programs for EOS-448 and inupadenant. During the three months ended March 31, 2021, we received no cash under the EOS-448 grant and inupadenant grant.

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

Raising additional capital and future issuances of our common stock or rights to purchase common stock, could result in additional dilution of the percentage ownership of our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate, and could cause our stock price to fall.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 59.20% of our outstanding voting stock as of March 31, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Risks related to market research

If securities or industry analysts do not publish research or publish inaccurate research or unfavorable research about our business, the price of our common stock and trading volume could decline.

The trading market of our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. There can be no assurance that analysts will continue to cover us, or provide favorable coverage.  If no or few securities or industry analysts cover our company, the trading price of our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades our common stock, demand for our common stock could decrease, which could cause the price of our common stock or trading volume to decline.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the timing, progress and the success of our clinical trials of inupadenant and EOS-448 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for inupadenant and EOS-448 or any other product candidates we may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of inupadenant and EOS-448 or any other product candidates we may develop;
•	the outcomes of our preclinical studies;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to establish clinical programs moving forward in multiple indications by 2021, with a rapidly advancing portfolio and sustainable platform;
•	our ability to establish and conduct our clinical programs on our expected timelines;
•	the costs of development of any of our product candidates or clinical development programs;
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

•	our ability to successfully build a specialty sales force and commercial infrastructure;
•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;
•	our reliance on third parties to conduct our clinical trials;
•	our reliance on third-party CMOs to manufacture and supply our product candidates for us;
•	our ability to retain and recruit key personnel;
•	our ability to obtain and maintain intellectual property protection for inupadenant and EOS-448 or any other product candidates we may identify and pursue;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;

•	the impact of laws and regulations; and
•	developments and projections relating to our competitors or our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits to the registration statement, of which this Quarterly Report on Form 10-Q forms a part, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2020, we issued to the CEO and directors options to purchase an aggregate of 1,151,680 shares of our common stock at an exercise price of $19.00.  In August 2020, we issued and sold to fifteen employees and consultants an aggregate of 104,592 shares of common stock upon the exercise of stock options under our 2019 Stock Option and Grant Plan at an exercise price of $4.30. We deemed the issuance of stock options and the common stock issuable upon exercise of such options to be exempt from registration under the Securities Act of 1933 (the “Securities Act”) either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering.  All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

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

10.1	Third Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated February 22, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: May 13, 2021	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: May 13, 2021	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)