Form 10-Q
period 2021-06-30
iTeos Therapeutics, Inc.
filed 2021-08-11
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 35,209,755 shares of common stock, $0.001 par value per share, outstanding.

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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$302,933	$336,326
Grants receivable	4,232	133
Research and development tax credits receivable	—	192
Prepaid expenses and other current assets	2,603	2,893
Total current assets	309,768	339,544
Property and equipment, net	2,021	1,352
Research and development tax credits receivable	3,297	3,286
Restricted cash	139	128
Right of use asset	3,048	-
Other assets	412	248
Total assets	$318,685	$344,558
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$11,661	$3,026
Accrued expenses and other current liabilities	7,570	7,486
Deferred income	977	4,486
Lease liability	555	—
Total current liabilities	20,763	14,998
Grants repayable	5,693	5,883
Other noncurrent liabilities	230	480
Lease liability, net of current portion	2,501	—
Total liabilities	29,187	21,361
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,148,110 and 35,044,758 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	403,116	396,443
Accumulated other comprehensive income	238	617
Accumulated deficit	(113,891)	(73,898)
Total stockholders’ equity	289,498	323,197
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$318,685	$344,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development expenses	$14,238	$6,137	$25,881	$11,962
General and administrative expenses	15,101	2,394	22,147	4,812
Total operating expenses	29,339	8,531	48,028	16,774
Loss from operations	(29,339)	(8,531)	(48,028)	(16,774)
Other income and expenses:
Grant income	2,701	1,081	7,616	2,670
Fair value adjustment for preferred stock tranche rights liability	—	—	—	1,265
Research and development tax credits	119	186	119	370
Other income (expense), net	60	12	300	(30)
Loss before income taxes	(26,459)	(7,252)	(39,993)	(12,499)
Income tax benefit	—	50	—	50
Net loss	(26,459)	(7,202)	(39,993)	(12,449)
Cumulative dividends on Series A preferred stock	—	(106)	—	(213)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,994)	—	(4,189)
Net loss attributable to common stockholders	$(26,459)	$(10,302)	$(39,993)	$(16,851)
Basic and diluted net loss per common share	$(0.75)	$(29.49)	$(1.14)	$(55.63)
Weighted-average common shares outstanding— basic and diluted	35,119,952	349,290	35,103,294	302,919

Net loss	$(26,459)	$(7,202)	$(39,993)	$(12,449)
Foreign currency translation adjustments	(74)	245	(379)	(72)
Comprehensive loss	$(26,533)	$(6,957)	$(40,372)	$(12,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiariesw

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(unaudited)

								Accumulated		Total
	Series A		Series B				Additional	other		stockholders’
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balance at December 31, 2019	6,167,726	$5,353	20,942,781	$46,404	256,548	$1	$—	$(224)	$(35,865)	$(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—
Settlement of preferred stock tranche right	—	—	—	—	—	—	4,135	—	—	4,135
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	1,195	—	—	(1,195)	—	—	(1,195)
Stock-based compensation	—	—	—	—	—	—	186	—	—	186
Currency translation adjustment	—	—	—	—	—	—	—	(317)	—	(317)
Net loss	—	—	—	—	—	—	—	—	(5,247)	(5,247)
Balance at March 31, 2020	6,167,726	5,353	65,396,258	172,625	256,548	1	3,126	(541)	(41,112)	(38,526)
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	2,994		—	(2,994)	—	—	(2,994)
'Stock-based compensation	—	—	—	—	—	—	350	—	—	350
Exercise of stock options into common stock	—	—	—	—	131,867	—	205	—	—	205
Currency translation adjustment	—	—	—	—	—	—	—	245	—	245
Net loss	—	—	—	—	—	—	—	—	(7,202)	(7,202)
Balance at June 30, 2020	6,167,726	$5,353	65,396,258	$175,619	388,415	$1	$687	$(296)	$(48,314)	$(47,922)

								Accumulated
	Series A		Series B				Additional	other		Total
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	—	$—	—	$—	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	—	—	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	—	—	—	—	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	—	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	—	-	—	—	35,100,999	35	399,694	312	(87,432)	312,609
Stock-based compensation	—	—	—	—	—	—	3,227	—	—	3,227
Common stock issued upon exercises of options	—	—	—	—	47,111	—	195	—	—	195
Currency translation adjustment	—	—	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	—	(26,459)	(26,459)
Balance at June 30, 2021	—	$—	—	$—	35,148,110	$35	$403,116	$238	$(113,891)	$289,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(39,993)	$(12,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	250
Stock-based compensation	5,811	536
Change in operating lease right-of-use assets	8	—
Fair value adjustment for preferred stock tranche rights liability	—	(1,265)
Deferred rent	—	(14)
Changes in operating assets and liabilities:
Grants receivable	(4,185)	4,962
Research and development tax credits receivable	73	(238)
Prepaid expenses and other current assets	81	(580)
Accounts payable	8,265	1,055
Accrued expenses and other liabilities	50	(886)
Deferred income	(3,431)	(852)
Net cash used in operating activities	(33,045)	(9,481)
Cash flows from investing activities
Purchase of property and equipment	(489)	(119)
Purchase of other assets	(60)	(19)
Net cash used in investing activities	(549)	(138)
Cash flows from financing activities
Proceeds from issuance of Series B-2 Preferred Stock	—	125,358
Payment of issuance costs on Series B-2 Preferred Stock	—	(332)
Proceeds from issuance of common stock upon exercise of options	862	205
Payment of IPO costs	—	(1,311)
Proceeds from grants repayable	—	2,713
Net cash provided by financing activities	862	126,633
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(650)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,382)	117,003
Cash, cash equivalents and restricted cash at beginning of period	336,454	19,990
Cash, cash equivalents and restricted cash at end of period	$303,072	$136,993
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$459	—
Accretion of Series B and B-2 Preferred Stock to redemption value	—	$4,189
Settlement of preferred stock tranche right	—	$4,135
Deferred IPO costs in accounts payable	—	$400
Operating lease liabilities arising from obtaining right-of-use assets	$3,316	—
Supplemental disclosure of cash flows
Cash paid for taxes	—	$147

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to-date. Since inception, the Company has incurred recurring losses, including a net loss of $40.0 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $113.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 11, 2021, the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2021, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and in the first six months of 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention (CDC), the European Center for Disease Prevention and Control (ECDC) and the World Health Organization (WHO), and to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the severity of COVID-19 or the effectiveness of actions taken globally to contain and treat COVID-19, such as travel restrictions, quarantines, social distancing and business closure requirements, but particularly in the geographies where we, our third party manufacturers, contract research organizations (CROs) or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 24, 2021. Since the date of those financial statements, there have been no material changes to significant accounting policies except as noted below.

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

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$286,752	$—	$—	$286,752
Totals	$286,752	$—	$—	$286,752

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$314,636	$—	$—	$314,636
Totals	$314,636	$—	$—	$314,636

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six month periods ended June 30, 2021 and 2020.

The following table presents changes during the three and six months ended June 30, 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability
Balances at January 1, 2020	$5,400
Change in estimated fair value	(1,265)
Settlement of tranche right	(4,135)
Balances at June 30, 2020	$—

The preferred stock tranche rights liability was settled on March 24, 2020 and no liability exists thereafter.

There were no Level 3 measurements used during the three and six months ended June 30, 2021.

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Scientific equipment	$3,059	$2,617
Furniture & office equipment	749	542
Leasehold improvements	1,023	855
Total	4,831	4,014
Accumulated depreciation and amortization	(2,810)	(2,662)
Property & equipment, net	$2,021	$1,352

Depreciation and amortization expense was $0.2 and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued clinical trial costs	$5,116	$4,012
Accrued personnel costs	2,395	3,208
Accrued professional fees	25	37
Accrued other	34	229
Total accrued expenses and other current liabilities	$7,570	$7,486

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

GSK

On June 11, 2021, the Company and GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) executed a Collaboration and License Agreement (the “GSK Collaboration Agreement”) pursuant to which the Company agrees to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK agrees to make an upfront payment of $625 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement becomes effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of EOS-448, and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

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

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $22.3 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region (RCA-2) for up to $4.2 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ends in December 2021 per the current agreement. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region.  The original research period for RCA-2 ended February 2021, and was extended to March 2022. The Company must repay 30% of the amount received under the grant by annual installments from 2022 to 2041 (the fixed annual repayments) unless the Company decides not to pursue commercial development or out licensing of the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the condensed consolidated balance sheets.

In addition, in the event that the Company receives revenue from products or services related to the results of the research, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.12% royalty on revenue resulting from RCA-2. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received. The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate, and no grant repayable related to royalties was recorded as of June 30, 2021 or December 31, 2020.

The Company recorded grant income in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three and six months ended June 30, 2021 and 2020 and end of period balances as of June 30, 2021 and December 31, 2020:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cash received during the three months ended June 30	$—	$—	$—	$30	$—	$168	$—	$198
Grant income recognized during the three months ended June 30	2,140	725	290	137	271	219	2,701	$1,081

Cash received during the six months ended June 30	—	7,693	—	1,968	—	168	—	$9,829
Grant income recognized during the six months ended June 30	2,995	1,857	725	508	3,896	305	7,616	$2,670

Grants receivable at the end of the period	2,414	—	944	—	874	133	4,232	$133
Grants repayable at the end of the period	4,942	5,102	751	781	N/A	—	5,693	$5,883

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock initially reserved for issuance under the 2020 Plan was 3,809,818 which was cumulatively increased on January 1, 2021 and will be increase each January 1 thereafter by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2021, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,752,237.  The number of shares of common stock reserved for issuance as of June 30, 2021 under the 2020 Plan was 5,562,055.The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The ESPP initially reserved and authorized the issuance of up to a total 317,484 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance automatically increased on January 1, 2021 and will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. Accordingly, on January 1, 2021, the number of shares of common stock reserved and available for issuance under the 2020 ESPP increased by 350,447.  The number of shares of common stock reserved for issuance as of June 30, 2021 under the 2020 ESPP was 667,931.  As of June 30, 2021, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$496	$67	$771	$117
General and administrative	2,731	283	5,040	419
Total stock-based compensation expense	$3,227	$350	$5,811	$536

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	4,552,396	$9.13	8.2
Granted	983,450	34.27
Forfeited	(3,075)	4.24
Exercised	(103,352)	5.82
Outstanding as of June 30, 2021	5,429,419	$13.70	8.1	$74,160
Exercisable at June 30, 2021	1,469,512	$5.46	6.1	$29,794

The weighted-average grant-date fair value of options awarded during the six month periods ended June 30, 2021 and 2020 was approximately $26.56 per share and $3.21 per share, respectively. As of June 30, 2021, there was a total of $44.0 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.2 years.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.84% - 0.90%	0.45%	0.42% - 0.90%	0.45% - 1.35%
Expected term (in years)	6	6	6	6
Expected volatility	94% - 99%	92%	94% - 100%	90% - 92%
Expected dividend yield	—	—	—	—
Estimated fair value of common stock	$23.19 - $34.18	$4.24 - $6.16	$23.19 - $41.58	$2.95 - $6.16

Note 9. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of June 30, 2021 and December 31, 2020, there were no amounts accrued related to termination charges.

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

•	A December 2018 lease for 2,479 square feet of office in Cambridge, Massachusetts, which commenced in May 2019 and terminates in May 2022. The lease is subject to fixed-rate rent escalations.
•	Various car leases that the Company enters into from time to time. The average life of each car lease is 48 to 60 months.

Rent expense was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for the six months ended June 30, 2021 and 2020.

The following table summarizes lease terms and discount rate:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.0	—
Weighted-average discount rate	4.82%	—

The following table summarizes the cash flow and other information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$110	$—	$3,316	$—
Operating cash flows used in operating leases	$189	—	$374	—

As of June 30, 2021, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2021 and the future years thereafter (in thousands):

Year ending December 31:
2021	$370
2022	592
2023	480
2024	464
2025	421
Thereafter	1,339
Total Lease Payments	3,666
Less: Interest	(610)
Total Lease Liability	$3,056
Lease liability	555
Lease liability, net of current portion	$2,501

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge. The Company maintains that amount of cash on hand to fund any necessary draws on the letter of credit. In addition, as of June 30, 2021 and December 31, 2020, the Company had approximately $82,000 and $71,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Note 10. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% percent of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of June 30, 2021.

Note 11. Net loss per share attributable to common stock

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2021	2020
Series B and B-2 Preferred Stock, as converted	—	20,597,566
Series A Preferred Stock, as converted	—	1,862,510
Stock options outstanding	5,429,419	3,323,378
Total	5,429,419	25,783,454

Note 12. Subsequent events

On June 11, 2021, the Company and GSK executed the GSK Collaboration Agreement, pursuant to which the Company agrees to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK agrees to make an upfront payment of $625 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement becomes effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of EOS-448 and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. We leverage our deep understanding of the tumor microenvironment and immunosuppressive pathways to design novel product candidates with the potential to fully restore the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed with optimized pharmacologic properties for improved clinical outcomes. Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action leading to immunosuppression.  EOS-448 was also selected to engage the Fc gamma receptor, or FcγR, to activate dendritic cells and macrophages and to promote antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020 we enrolled an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors.  In April 2021, we reported preliminary safety, pharmacokinetic, efficacy and pharmacodynamic, or PD, data at the American Association of Cancer Research (AACR) annual meeting, indicating target engagement and early evidence of clinical activity of a single agent. On June 11, 2021, our affiliate, iTeos Belgium S.A. and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the Collaboration Agreement, pursuant to which we agree to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with ITEOS, in the United States. Under the Collaboration Agreement, GSK will make an upfront payment of $625 million to us, or the Upfront Payment, within 10 business days of the date on which the GSK Collaboration becomes effective, which occurred on July 26, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and we agree to share responsibility and costs for the global development of EOS-448 and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. GSK and ITEOS intend to develop EOS-448 in combination with certain other oncology assets of GSK, and ITEOS and GSK will jointly own the intellectual property created under the Collaboration Agreement that covers such combinations. Subject to certain limited exceptions, other than under the Collaboration Agreement, GSK and ITEOS each agree not to, alone or with or for any Third Party, (i) develop a monospecific, monoclonal antibody that inhibits or is an antagonist of TIGIT through direct physical interaction for a period of time following the first regulatory approval of a Licensed Product in the United States, Germany, France, United Kingdom, Spain, or Italy or (ii) commercialize any such a product during the term of the Collaboration Agreement.

The Collaboration Agreement became effective on July 26, 2021, and GSK paid the Upfront Payment on August 5, 2021.

We are also advancing inupadenant, a next-generation adenosine A2A receptor, or A2AR, antagonist tailored to overcome cancer immunosuppression. Inupadenant formerly referred to as EOS-850, is designed as a highly selective small molecule antagonist of the A2AR, in the adenosine pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors and in the dose escalation portion of the trial, it has shown encouraging preliminary single-agent activity.  In addition to the single-agent cohort, we commenced dosing in a cohort evaluating inupadenant in combination with pembrolizumab in the third quarter or 2020 and a cohort evaluating inupadenant with chemotherapy in the fourth quarter of 2020. In June 2021, we reported additional data from monotherapy expansion cohorts at the American Society of Clinical Oncology (ASCO) annual meeting. These data from the single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant provided evidence of durable antitumor activity in patients with advanced solid tumors and indicated safety consistent with previously reported results.

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

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have not generated any revenue from product sales and have financed our operations primarily through our IPO. Through June 30, 2021, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock. As of June 30, 2021, our principal source of liquidity was cash and cash equivalents, which totaled $302.9 million.

We have incurred recurring losses since inception. Our net losses were $26.5 million and $7.2 million for the three months ended June 30, 2021 and 2020, respectively, and $40.0 million and $12.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $113.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

As of June 30, 2021, we had cash and cash equivalents of $302.9 million.  As a result of the upfront payment we received August 5, 2021 from GSK pursuant to our Collaboration and License Agreement, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” Because of the numerous risks and uncertainties associated with our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Impact of COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and in the first six months of 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the severity of the COVID-19 or the effectiveness of actions taken globally to contain and treat CoVID-19, such as travel restrictions, quarantines, social distancing and business closure requirements but particularly I the geographies where we, our third party manufacturers, contract research organizations (CROs) or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the six months ended June 30, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from licensing fees in connection with a research collaboration and license agreement with Pfizer, which terminated in 2017. We had no revenue for the three and six months ended June 30, 2021 and 2020.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Direct research and development expenses by program:
EOS-448	$3,763	$1,552	$6,191	$2,465
Inupadenant	4,848	2,379	9,171	4,781
Other non-clinical programs	1,259	1,093	2,810	1,758
Indirect research and development expenses(1)	4,368	1,113	7,709	2,958
Total research and development expense	$14,238	$6,137	$25,881	$11,962

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

Results of operations

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the dollar change in those items:

	Six Months Ended June 30,		Period to period
(in thousands)	2021	2020	change
Operating expenses:
Research and development expenses	$25,881	$11,962	$13,919
General and administrative expenses	22,147	4,812	17,335
Total operating expenses	48,028	16,774	31,254
Loss from operations	(48,028)	(16,774)	(31,254)
Other income and expenses:
Grant income	7,616	2,670	4,946
Fair value adjustment for preferred stock tranche rights liability	—	1,265	(1,265)
Research and development tax credits	119	370	(251)
Other income (expense), net	300	(30)	330
Loss before income taxes	(39,993)	(12,499)	(27,494)
Income tax benefit	—	50	(50)
Net loss	$(39,993)	$(12,449)	$(27,544)

Research and development expenses

Research and development expenses increased by $13.9 million to $25.9 million for the six months ended June 30, 2021, from $12.0 million for the six months ended June 30, 2020. This increase was primarily related to an increase of $4.1 million of payroll and related costs, a $9.8 million increase CRO and CMO fees and internal laboratory expenses, a $0.7 million increase in stock-based compensation and an increase of $0.3 million related to facilities.  The increases were offset by a $1.0 million decrease in various other research and development expenses. The overall increase was due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, as well as increased clinical activities for inupadenant. In addition, there was an increase in spending related to our preclinical programs during the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses increased by $17.3 million to $22.1 million for the six months ended June 30, 2021 from $4.8 million for the six months ended June 30, 2020.

The increase was primarily attributable to an increase of $1.6 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $4.6 million increase in stock-based compensation, an increase of $8.4 million in professional fees and an increase of $1.4 million for directors and officers insurance as a result of becoming a public company in July 2020. In addition, there was also a $1.3 million net increase related to various other general and administrative expenses. The overall increase in professional fees can be primarily attributed to the advisor fees incurred by us for the GSK Collaboration Agreement.  The advisory fee equaled $6.3 million for the six months ended June 30, 2021. In addition, we incurred additional professional fees related to SEC reporting, SOX compliance and consulting related to our corporate structure in Belgium.

Grant income

Grant income increased by $4.9 million to $7.6 million for the six months ended June 30, 2021 from $2.7 million for the six months ended June 30, 2020. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to the ENT1, which was approved in March 2021, and inupadenant program.  For the six months ended June 30, 2021, we recognized $3.7 million in grant income related to the ENT1 program.  The grant income relating to the inupadenant program increased by $1.1 million. The remaining $0.1 million net increase in grant income related to other grants.

Research and development tax credits

Research and development tax credits decreased by $0.3 million. The decrease was caused by a decrease in qualifying research and development expenses in Belgium.

Fair value adjustment for preferred stock tranche rights liability

As a result of changes in the fair value of the preferred stock tranche rights liability, we recognized other income of $1.3 million for the six months ended June 30, 2020.  As of June 30, 2020, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Other income (expense), net

The other income (expense), net for the six months ended June 30, 2021 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the second half of 2021.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the dollar change in those items:

	Three Months Ended June 30,		Period to period
(in thousands)	2021	2020	change
Operating expenses:
Research and development expenses	$14,238	$6,137	$8,101
General and administrative expenses	15,101	2,394	12,707
Total operating expenses	29,339	8,531	20,808
Loss from operations	(29,339)	(8,531)	(20,808)
Other income and expenses:
Grant income	2,701	1,081	1,620
Research and development tax credits	119	186	(67)
Other income, net	60	12	48
Loss before income taxes	(26,459)	(7,252)	(19,207)
Income tax benefit	—	50	(50)
Net loss	$(26,459)	$(7,202)	$(19,257)

Research and development expenses

Research and development expenses increased by $8.1 million to $14.2 million for the three months ended June 30, 2021, from $6.1 million for the three months ended June 30, 2020. This increase was primarily related to an increase of $2.5 million of payroll and related costs, a $5.7 million increase CRO and CMO fees and internal laboratory expenses, a $0.4 million increase in stock-based compensation and an increase of $0.1 million related to facilities. The increases were offset by a $0.6 million decrease in various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the three months ended June 30, 2021.

General and administrative expenses

General and administrative expenses increased by $12.7 million to $15.1 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020.

The increase was primarily attributable to an increase of $0.8 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $2.4 million increase in stock-based compensation, an increase of $7.9 million in professional fees and an increase of $0.7 million for directors and officers insurance as a result of becoming a public company in July 2020. In addition, there was also a $0.9 million increase related to in various other general and administrative expenses. The overall increase in professional fees can be primarily attributed to the advisor fees incurred by us for the GSK Collaboration Agreement.  The advisory fee equaled $6.3 million for the three months ended June 30, 2021. In addition, we incurred additional professional fees related to SEC reporting, SOX compliance and consulting related to our corporate structure in Belgium.

Grant income

Grant income increased by $1.6 million to $2.7 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. The overall increase in grant income was driven by spending on qualified research and development activities. The grant income relating to the inupadenant program increased by $1.4 million. The remaining $0.2 million net increase in grant income related primarily to EOS-448.

Research and development tax credits

Research and development tax credits decreased by $0.1 million. The decrease was caused by a decrease in qualifying research and development expenses in Belgium.

Other income (expense), net

The other income (expense), net for the three months ended June 30, 2021 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the second quarter of 2021.

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

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, and grants and licenses. As of June 30, 2021, we had $302.9 million in cash and cash equivalents.

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

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(33,045)	$(9,481)
Investing activities	(549)	(138)
Financing activities	862	126,633
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(650)	(11)
Net increase in cash, cash equivalents and restricted cash	$(33,382)	$117,003

Net cash used in operating activities

During the six months ended June 30, 2021, we used cash in operating activities of $33.0 million, primarily resulting from operating expenses and partially offset by no cash received from grants. Net cash used in operating activities was $9.5 million during the six months ended June 30, 2020, was primarily due to our net loss of $12.4 million, offset primarily by the decrease of $5.0 million in grants receivable.

Net cash used in investing activities

Net cash used in investing activities increased $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the six months ended June 30, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $0.9 million during the six months ended June 30, 2021. This was due to the proceeds received from the exercise of stock options during the period.  Net cash provided by financing activities was $126.6 million during the six months ended June 30, 2020. We raised cash through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million. In addition, we received $2.7 million under grant programs with a potential obligation for repayment.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $0.7 million reduction of cash, cash equivalents and restricted cash for the six months ended June 30, 2021 was primarily caused by the reduction of the euro to dollar exchange rate between December 31, 2020 and June 30, 2021.

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

We believe that our cash and cash equivalents as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the second half of 2023. As a result of the upfront payment we received August 5, 2021 from GSK pursuant to our Collaboration and License Agreement, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

During the six months ended June 30, 2021, we entered into an agreement to extend the Belgium lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. There were no other significant changes to our contractual obligations and commitments as of June 30, 2021, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $302.9 million and $336.3 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of June 30, 2021, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

We are currently focusing on the development of inupadenant and EOS-448. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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
•

the cost of clinical trials of our current product candidates and any future product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA or comparable foreign regulatory authorities upon the filing of a Biologics License;

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

We may find it difficult to enroll patients in our current and/or future clinical trials, which could delay or prevent clinical trials of our product candidates.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that treat the same indications or are in the same therapeutic areas as our current product candidates and any future product candidates, and this competition will reduce the number and types of eligible patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

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

We may not be able to file Investigational New Drug, or IND, applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory may not permit us to proceed.

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

We are conducting and in the future may conduct one or more clinical trials outside the United States, including in Europe, and we may conduct trials in the future in Asia. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Serious adverse events or undesirable side effects caused by our current product candidates and any future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trial subjects, a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, we have identified in the past and may in the future identify unexpected serious adverse events of suspected potential relatedness to our product candidates. If concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects or serious adverse events identified during clinical or preclinical testing, including any dose-limiting toxicities that may be identified with our product candidates, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, declining to approve the product candidate or issuing a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or a comparable foreign regulatory authority requests for additional data or information could also result in substantial delays in the approval of our current product candidates and any future product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, applicable tracking and tracing requirements, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval.

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

For example, over the last several years, including beginning on December 22, 2018, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of March 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs and biologics. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and biologics. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs and biologics. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our ability, or a collaborator’s ability, to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and Executive Orders by the previous United States presidential administration and to judicial challenges. In 2012, the United States Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The Supreme Court's decision upheld most of the ACA and determined that requiring individuals to maintain "minimum essential" health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress's constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a United States District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit United States Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the United States Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. The United States federal government has since started sending third-party payors owed payments. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations

On September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  The MFN is currently subject to ongoing litigation.  Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Although we do not currently have any products on the market, our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations which may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our current product candidates and any future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. On November 30, 2020, United States Department of Health and Human Services Office of Inspector General, or OIG, published a final rule effective January 1, 2022 amending the existing safe harbor protecting certain discounts to eliminate safe harbor protection for certain rebates provided by a manufacturer of prescription pharmaceutical products to a plan sponsors under Part D or pharmacy benefit managers (PBMs) under contract with them. The final rule also creates new safe harbors effective January 29, 2021 for point-of-sale reductions in price on prescription pharmaceutical products and certain PBM service fees. Pursuant to an order entered by the United States District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

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

For example, under the Collaboration Agreement with GSK, we share with GSK responsibility and costs for the global development of EOS-448 and the parties will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. As a result of these terms, our control over the development and commercialization activities of EOS-448 may be limited. GSK’s commercialization activities outside the United States may adversely impact our own efforts in the United States. Failure by GSK to meet its obligations under the Collaboration Agreement, to apply sufficient efforts at developing and commercializing EOS-448, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on GSK to commercialize any products containing or comprising EOS-448 that obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.

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

We are a clinical-stage immuno-oncology company with a limited operating history. We commenced operations in 2012, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. Our two lead product candidates, inupadenant and EOS-448, are currently in clinical trials and we have additional programs in preclinical development.  We have financed our operations primarily through private placements of our preferred stock, grants from the Walloon Region, a federal region of Belgium, or the Walloon Region, and the European Union to fund research and development activities, our initial public offering, or IPO, in July 2020, and our Collaboration Agreement with GSK.

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

We have incurred significant net losses in each period since inception. For the three months ended June 30, 2021 and 2020, our net losses were $26.5 million and $7.2 million, respectively, and six months ended June 30, 2021 and 2020, our net losses were $40.0 million and $12.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $113.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	continue our research and development efforts and submit INDs for future product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	build commercial infrastructure to support sales and marketing for any approved product candidates;
•	scale up external manufacturing and distribution capabilities for clinical and, if approved, commercial supply of our product candidates;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel and scale up such capabilities; and
•	operate as a public company.

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

As of June 30, 2021, we had $302.9 million of cash and cash equivalents. Our net proceeds from our IPO, were $210.6 million, after deducting underwriting discounts and commissions and IPO expenses payable by us. Our existing cash and cash equivalents will not be sufficient to fund all of our efforts that we plan to undertake.

We believe the net proceeds from the IPO and from the Collaboration Agreement with GSK, together with our existing cash and cash equivalents as of the filing date of this Quarterly Report on a Form 10-Q, will enable us to fund our operations into the 2026 However, we have based this estimate on assumptions that may prove to be wrong.

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

We also cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our current product candidates or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our current product candidates or any future product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law and included a number of significant changes to United States patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The rapid spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19. To date, the COVID-19 pandemic has caused widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.

The continued spread of COVID-19 and identification of new strains of the virus could adversely impact our manufacturing and other operations, including our ability to recruit and retain patients, principal investigators, clinical trial sites and their staff, caregivers and healthcare providers as necessary. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, COVID-19 may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel and site enrollment restrictions. For example, we have previously reported enrollment delays for the third cohort of our Phase 1/2a trial of inupadenant in adult patients with advanced solid tumors, in which we plan to evaluate inupadenant in combination with chemotherapy. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be paused, and the procedures or assessments of patients on trial to be delayed or missed. Trial sites may also limit or prohibit on site monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which would require us to use remote monitoring via video conferences. While we do not anticipate any negative effects from remote monitoring, it could potentially affect quality, training and source data verification at clinical trial sites. Additionally, if a clinical trial site does not have remote monitoring capabilities, we may be required to find other distance monitoring solutions. Further, restricted physical access to health care systems due to COVID-19 has the potential to impact source data verification in our clinical trials, which could lead to delays in having final verified data. Missing data could undermine data integrity and probability of success. Additionally, we are currently experiencing challenges with respect to climate-controlled shipping of our product candidates, which may delay our ability to dose patients in our ongoing trials. Any negative impact COVID-19 has to patient enrollment, retention or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. We remain in active dialog with our CROs and clinical sites to minimize the impact of this pandemic to our clinical trials of inupadenant and EOS-448 without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

Furthermore, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the roll-out of the vaccines could slow patient enrollment in our studies as some patients may be unwilling to enroll in clinical trials before or soon after receiving the vaccination.

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

As of June 30, 2021, we had 78 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our current product candidates or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with United States and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Unfavorable global economic and trade conditions could adversely affect our business, financial condition or results of operations.

Our current operations are located in Belgium, while our headquarters with management is located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs by the Trump administration have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Furthermore, EOS-448 and precursors of inupadenant are produced in China, and may be subject to governmental controls, trade restrictions and tariffs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules and legislation continued to apply in the United Kingdom. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and the European Union’s relationship will operate going forwards, however there are still many uncertainties.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, now that the Transition Period is over, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing and manufacturing authorizations from the EMA (centralized marketing authorizations will continue to be valid in Northern Ireland under the Northern Ireland Protocol) and a separate process for authorization of drug products will be required in Great Britain. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a UK marketing authorization. A separate application will, however, still be required. The MHRA has published a series of guidance notes on how the process for authorization of medicines will now work, however whether the United Kingdom regulatory system will diverge significantly from the European Union system in future remains unknown. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

We may be exposed to significant foreign exchange risk.

We incur portions of our expenses, and may in the future derive revenues, in a variety of currencies. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in United States dollars. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the euro. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

United States federal income tax reform could adversely affect our business and financial condition.

The rules dealing with United States federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the United States economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our United States net operating loss carryforwards and certain other United States tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. United States federal net operating losses generated after December 31, 2017, the TCJA, as modified by the CARES Act, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such United States federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside the Company’s control. As of December 31, 2020, we had United States federal net operating loss carryforwards of $29.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to the Company.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €22.4 million for our research and development programs for EOS-448 and inupadenant. During the three months ended June 30, 2021, we received no cash under the EOS-448 grant and inupadenant grant.

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

Raising additional capital and future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate, and could cause our stock price to fall.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 60.5% of our outstanding voting stock as of June 30, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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
•

our ability to establish clinical programs moving forward in multiple indications by 2021, with a rapidly advancing portfolio and sustainable platform, including our expectation to nominate an additional product candidate for commencement of IND enabling studies before the end of 2021;

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
•

our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates and the expected benefits of such collaborations, including potential milestones and royalty payments from GSK pursuant to the Collaboration Agreement;

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
•

our estimates of our expenses, ongoing losses, future revenue, and capital requirements, including our belief that our existing cash and cash equivalents as of the filing date of this Quarterly Report on a Form 10-Q will enable us to fund our operating expenses and capital expenditure requirements into 2026, and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies including but not limited to our current and future preclinical and clinical studies;

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

10.1**	Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

Company Name

Date: August 11, 2021	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: August 11, 2021	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)