Form 10-Q
period 2021-09-30
iTeos Therapeutics, Inc.
filed 2021-11-10
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 35,273,893 shares of common stock, $0.001 par value per share, outstanding.

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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$899,767	$336,326
Grants receivable	4,891	133
Research and development tax credits receivable	539	192
Prepaid expenses and other current assets	8,940	2,893
Total current assets	914,137	339,544
Property and equipment, net	2,121	1,352
Research and development tax credits receivable	2,852	3,286
Restricted cash	137	128
Right of use assets	2,859	-
Other assets	273	248
Total assets	$922,379	$344,558
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,707	$3,026
Accrued expenses and other current liabilities	12,189	7,486
Income tax payable	2,771	—
Deferred income	522,075	4,486
Lease liabilities	486	—
Total current liabilities	542,228	14,998
Grants repayable, net of current portion	5,548	5,883
Other noncurrent liabilities	181	480
Lease liabilities, net of current portion	2,383	—
Total liabilities	550,340	21,361
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,257,464 and 35,044,758 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	407,499	396,443
Accumulated other comprehensive income	8,754	617
Accumulated deficit	(44,249)	(73,898)
Total stockholders’ equity	372,039	323,197
Total liabilities and stockholders’ equity	$922,379	$344,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenue:
License Revenue	$104,271	$—	$104,271	$—
Total Revenue	104,271	—	104,271	—
Operating expenses:
Research and development expenses	16,102	8,726	41,983	20,688
General and administrative expenses	8,761	4,799	30,907	9,611
Total operating expenses	24,863	13,525	72,890	30,299
Income (loss) from operations	79,408	(13,525)	31,381	(30,299)
Other income and expenses:
Grant income	1,320	2,299	8,936	4,969
Fair value adjustment for preferred stock tranche rights liability	—	—	—	1,265
Research and development tax credits	169	273	288	643
Other income (expense), net	(8,484)	265	(8,185)	235
Income (loss) before income taxes	72,413	(10,688)	32,420	(23,187)
Income tax (expense) benefit	(2,771)	8	(2,771)	58
Net income (loss)	69,642	(10,680)	29,649	(23,129)
Cumulative dividends on Series A preferred stock	—	(36)	—	(249)
Accretion of redeemable convertible preferred stock to redemption value	—	(931)	—	(5,120)
Net income (loss) attributable to common stockholders	$69,642	$(11,647)	$29,649	$(28,498)
Basic net income (loss) per common share	$1.98	$(0.48)	$0.84	$(3.40)
Diluted net income (loss) per common share	$1.86	$(0.48)	$0.79	$(3.40)
Weighted-average common shares outstanding - basic	35,196,995	24,349,222	35,134,692	8,376,860
Weighted-average common shares outstanding - diluted	37,482,089	24,349,222	37,539,184	8,376,860

Net income (loss)	$69,642	$(10,680)	$29,649	$(23,129)
Foreign currency translation adjustments	8,516	393	8,137	321
Comprehensive income (loss)	$78,158	$(10,287)	$37,786	$(22,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(unaudited)

								Accumulated		Total
	Series A		Series B				Additional	other		stockholders’
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2019	6,167,726	$5,353	20,942,781	$46,404	256,548	$1	$—	$(224)	$(35,865)	$(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—
Settlement of preferred stock tranche right	—	—	—	—	—	—	4,135	—	—	4,135
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	1,195	—	—	(1,195)	—	—	(1,195)
Stock-based compensation	—	—	—	—	—	—	186	—	—	186
Currency translation adjustment	—	—	—	—	—	—	—	(317)	—	(317)
Net loss	—	—	—	—	—	—	—	—	(5,247)	(5,247)
Balance at March 31, 2020	6,167,726	$5,353	65,396,258	$172,625	256,548	$1	$3,126	$(541)	$(41,112)	$(38,526)
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	2,994		—	(2,994)	—	—	(2,994)
'Stock-based compensation	—	—	—	—	—	—	350	—	—	350
Exercise of stock options into common stock	—	—	—	—	131,867	—	205	—	—	205
Currency translation adjustment	—	—	—	—	—	—	—	245	—	245
Net loss	—	—	—	—	—	—	—	—	(7,202)	(7,202)
Balance at June 30, 2020	6,167,726	$5,353	65,396,258	$175,619	388,415	$1	$687	$(296)	$(48,314)	$(47,922)
Accretion of Series B and B-2 preferred stock to redemption value	—	—	—	931	—	—	(931)	—	—	(931)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(6,167,726)	(5,353)	(65,396,258)	(176,550)	22,460,076	22	181,881	—	—	181,903
Issuance of common stock from initial public offering, net of issuance costs of $19.0 million	—	—	—	—	12,091,675	12	210,687	—	—	210,699
Exercise of stock options into common stock	—	—	—	—	104,592	—	450	—	—	450
Stock-based compensation	—	—	—	—	—	—	1,714	—	—	1,714
Currency translation adjustment	—	—	—	—	—	—	—	393	—	393
Net loss	—	—	—	—	—	—	—	—	(10,680)	(10,680)
Balance at September 30, 2020	—	$—	—	$—	35,044,758	$35	$394,488	$97	$(58,994)	$335,626

								Accumulated
	Series A		Series B				Additional	other		Total
In thousands except share amounts	preferred stock		preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	—	$—	—	$—	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	—	—	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	—	—	—	—	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	—	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	—	$—	—	$—	35,100,999	$35	$399,694	$312	$(87,432)	$312,609
Stock-based compensation	—	—	—	—	—	—	3,227	—	—	3,227
Common stock issued upon exercises of options	—	—	—	—	47,111	—	195	—	—	195
Currency translation adjustment	—	—	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	—	(26,459)	(26,459)
Balance at June 30, 2021	—	$—	—	$—	35,148,110	$35	$403,116	$238	$(113,891)	$289,498
Stock-based compensation	—	—	—	—	—	—	3,942	—	—	3,942
Common stock issued upon exercises of options	—	—	—	—	109,354	—	441	—	—	441
Currency translation adjustment	—	—	—	—	—	—	—	8,516	—	8,516
Net income	—	—	—	—	—	—	—		69,642	69,642
Balance at September 30, 2021	—	$—	—	$—	35,257,464	$35	$407,499	$8,754	$(44,249)	$372,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$29,649	$(23,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	452	392
Stock-based compensation	9,753	2,250
Change in operating lease right-of-use assets	10
Fair value adjustment for preferred stock tranche rights liability	—	(1,265)
Deferred rent	—	(11)
Changes in operating assets and liabilities:
Grants receivable	(4,927)	3,007
Research and development tax credits receivable	(98)	(505)
Prepaid expenses and other current assets	(6,304)	(2,346)
Accounts payable	1,763	901
Accrued expenses and other liabilities	4,732	1,579
Income tax payable	2,771	—
Deferred income	534,155	(585)
Net cash provided by (used in) operating activities	571,956	(19,712)
Cash flows from investing activities
Purchase of property and equipment	(1,019)	(222)
Purchase of other assets	(62)	(21)
Net cash used in investing activities	(1,081)	(243)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discount	—	213,660
Payment of initial public offering costs	—	(2,691)
Proceeds from issuance of Series B-2 Preferred Stock	—	125,358
Payment of issuance costs on Series B-2 Preferred Stock	—	(332)
Proceeds from issuance of common stock upon exercise of options	1,303	655
Proceeds from grants repayable	—	2,856
Net cash provided by financing activities	1,303	339,506
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,728)	566
Net increase in cash, cash equivalents and restricted cash	563,450	320,117
Cash, cash equivalents and restricted cash at beginning of period	336,454	19,990
Cash, cash equivalents and restricted cash at end of period	$899,904	$340,107
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$181,903
Capital expenditure included in accounts payable	$224	$—
Accretion of Series B and B-2 Preferred Stock to redemption value	$—	$5,120
Settlement of preferred stock tranche right	$—	$4,135
Deferred IPO costs in accounts payable	$—	$270
Operating lease liabilities arising from obtaining right-of-use assets	$3,322	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$—	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business and corporate reorganization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Cambridge, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for patients. The Company leverages its deep understanding of the tumor microenvironment and cancer immunology and immunosuppressive pathways to design novel product candidates with the potential to fully restore the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways designed with optimized pharmacologic properties for improved clinical outcomes. The Company’s antibody product candidate, EOS-448, is a high affinity, potent, anti-TIGIT antibody with a functional Fc domain, designed to enhance the anti-tumor response through a multifaceted immune modulatory mechanism. EOS-448 is being evaluated in two Phase 1/2 clinical trials in adult cancer patients with advanced solid tumors, the first evaluating monotherapy and the second evaluating EOS-448 in combinations with pembrolizumab and with inupadenant. The Company is also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome cancer immunosuppression. Inupadenant is being evaluated in two early phase trials in adult cancer patients with advanced solid tumors of inupadenant monotherapy and inupadenant combinations with pembrolizumab and with chemotherapy, and we are evaluating a salt form of inupadenant. The Company also has a preclinical pipeline targeting additional mechanisms.

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

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company has earned income during the current period, which equaled net income of $29.6 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $44.2 million. As of November 10, 2021, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2021, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product.

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve sustained profitability, and it may never do so.

COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and in the first nine months of 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention (CDC), the European Center for Disease Prevention and Control (ECDC) and the World Health Organization (WHO), and to provide a safe working environment to its onsite employees.

The extent to which the ongoing COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the severity of COVID-19, the identification of additional variants of COVID-19, the availability and utilization of vaccines and treatments for COVID-19, or the effectiveness of actions taken globally to contain and address COVID-19, such as travel restrictions, quarantines, social distancing and business closure requirements, but particularly in the geographies where the Company, its third party manufacturers, contract research organizations (CROs) or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the related disclosures of contingent assets and liabilities. The Company bases its estimates and assumptions on historical experiences, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ materially from these estimates.

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

Revenue Recognition

As of September 30, 2021, all of the Company’s revenue to date had been collaboration revenue generated from its Collaboration and License Agreement with GlaxoSmithKline (GSK), or the GSK Collaboration Agreement.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development. As such, the Company will expense costs as incurred, including any reimbursements made, and recognize reimbursements received as a reduction of research and development expense. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606).

At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when performance obligation is satisfied. The Company only applies the five-step model to contracts when it determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. The Company typically determines standalone selling prices using an adjusted market assessment approach model.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer

For licenses of intellectual property (IP), if the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenue resulting from any of its agreements.

For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its agreements.

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected the practical expedient in ASC 340, Other Assets and Deferred Costs, wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if, at inception, the expected amortization period of the asset that the Company otherwise would have recognized is one year or less. In connection with the GSK Collaboration Agreement, the Company incurred an incremental cost of $6.8 million, which was included in general and administrative costs in the accompanying statement of operations and comprehensive income (loss) for the nine months ended September 30, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted ASU 2019-12 starting January 1, 2021, which did not have a material impact on our consolidated financial statements.

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$229,035	$—	$—	$229,035
Totals	$229,035	$—	$—	$229,035

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$314,636	$—	$—	$314,636
Totals	$314,636	$—	$—	$314,636

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine month periods ended September 30, 2021 and 2020.

The following table presents changes during the three and nine months ended September 30, 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability
Balances at January 1, 2020	$5,400
Change in estimated fair value	(1,265)
Settlement of tranche right	(4,135)
Balances at March 31, 2020	$—

The preferred stock tranche rights liability was settled on March 24, 2020 and no liability exists thereafter.

There were no Level 3 measurements used during the three and nine months ended September 30, 2021.

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Scientific equipment	$3,008	$2,617
Furniture & office equipment	1,015	542
Leasehold improvements	1,002	855
Total	5,025	4,014
Accumulated depreciation and amortization	(2,904)	(2,662)
Property & equipment, net	$2,121	$1,352

Depreciation and amortization expense was $0.2 and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued clinical trial costs	$9,038	$4,012
Accrued personnel costs	3,085	3,208
Accrued professional fees	25	37
Accrued other	41	229
Total accrued expenses and other current liabilities	$12,189	$7,486

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

GlaxoSmithKline (GSK)

Summary of Agreement

On June 11, 2021, the Company and GSK executed the GSK Collaboration Agreement, pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK agreed to make an upfront payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of EOS-448 and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

The Company concluded that the GSK Collaboration Agreement is under the scope of ASC 808 as both parties will actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success.  ASC 808 provides that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all of the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements related to such unit of account. The unit-of-account guidance in ASC 808, which aligns with the guidance in ASC 606 (that is, a distinct good or service) is used when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606.

The Company determined that the co-development in Phases 2 and 3 and the co-commercialization efforts of the GSK Collaboration Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for these activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of these activities, GSK does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, these activities will be accounted for as a component of the related expense in the period incurred.

The Company also evaluated the elements of the GSK Collaboration Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company’s arrangement with GSK contains the following material promises under the contract at inception: (i) transfer of the license under certain of the Company’s intellectual property related to EOS-448, (ii) completion of the Phase 1 clinical study related to EOS-448, (iii) transfer of “Know How” under the EOS-448 intellectual property, and (iv) manufacturing until the “Know How” transfer is complete. The Company evaluated the above material promises under ASC 606 and determined that it has one combined performance obligation.

No development or commercial milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

As of September 30, 2021, the transaction price totaling $625.0 million was comprised of the up-front license payment. As of September 30, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended September 30, 2021, the Company recognized revenue totaling approximately $104.3 million with respect to the GSK Collaboration Agreement. The revenue is classified as license revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, there was approximately $520.7 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations.

During the three and nine months ended September 30, 2021, the Company expensed approximately $1.6 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $0.3 million are reimbursable by GSK and recorded as a reduction to research and development expense during the three and nine months ended September 30, 2021.

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognize such costs immediately as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

The following table presents changes in the Company’s GSK contract assets and liabilities during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract Assets:
Account Receivable	$—	$304	$—	$304
Contract Liabilities:
Deferred Revenue	$—	$625,000	$(104,271)	$520,729

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020. The terms of the MSD Agreement meet the criteria under ASC 808, as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the condensed consolidated statement of operations and comprehensive income (loss).

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

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income in the condensed consolidated statement of operations and comprehensive income (loss).

Grants which do not include an obligation to repay

The total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $1.2 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $21.8 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

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

In addition, in the event that the Company receives revenue from products or services related to the results of the research, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.12% royalty on revenue resulting from RCA-2. The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received. The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of September 30, 2021 or December 31, 2020. For the RCA-2, the Company recorded a royalty accruals, equaling $0.7 million, as of September 30, 2021, due to the revenue recognized from the GSK Collaboration Agreement. No grant repayable related to royalties was recorded as of December 31, 2020 for the RCA-2.

The Company recorded grant income in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three and nine months ended September 30, 2021 and 2020 and end of period balances as of September 30, 2021 and December 31, 2020:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cash received during the three months ended September 30	$—	$—	$—	$511	$—	$148	$—	$659
Grant income recognized during the three months ended September 30	$1,115	$1,810	$—	$428	$205	$61	$1,320	$2,299

Cash received during the nine months ended September 30	$—	$7,693	$—	$2,479	$—	$316	$—	$10,488
Grant income recognized during the nine months ended September 30	$4,110	$3,667	$725	$936	$4,101	$366	$8,936	$4,969

Grants receivable at the end of the period	$2,944	$—	$921	$—	$1,026	$133	$4,891	$133
Grants repayable at the end of the period	$4,836	$5,102	$736	$781	N/A	$—	$5,572	$5,883

As of September 30, 2021, $24,000 of the grants repayable was included as a current liability and the remaining balance was included in the grants repayable, net of current portion.

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

Note 8. Stock-based compensation

2019 Stock Option and Grant Plan

The Company’s 2019 Stock Option and Grant Plan (the 2019 Plan) provided for the Company to grant stock options and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Total authorized options under the 2019 Stock Option and Grant Plan is 3,464,316. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances will be made under the 2019 Plan.

On July 15, 2020, the Company’s Board of Directors approved an amendment to stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of September 30, 2021 under the 2020 Plan was 5,562,055 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of September 30, 2021 under the 2020 ESPP was 667,931. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of September 30, 2021, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$553	$81	$1,324	$198
General and administrative	3,389	1,633	8,429	2,052
Total stock-based compensation expense	$3,942	$1,714	$9,753	$2,250

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	4,552,396	$9.13	8.2
Granted	1,077,150	33.37
Forfeited	(28,031)	27.02
Exercised	(212,706)	6.13
Outstanding as of September 30, 2021	5,388,809	$14.00	7.9	$78,236
Exercisable at September 30, 2021	1,854,930	$7.60	6.3	$35,949

The weighted-average grant-date fair value of options awarded during the nine month periods ended September 30, 2021 and 2020 was approximately $25.80 per share and $7.00 per share, respectively. As of September 30, 2021, there was a total of $41.3 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.0 years.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.66% - 0.89%	0.36%	0.42% - 0.90%	0.36% - 1.35%
Expected term (in years)	6.0	5.5 - 6.0	6.0	5.5 - 6.0
Expected volatility	92% - 94%	92%	92% - 100%	90% - 92%
Expected dividend yield	—	—	—	—
Estimated fair value of common stock	$20.54 - $25.65	$19.00	$20.54 - $41.58	$2.95 - $19.00

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

Loss before income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Domestic	(5,466)	(12,001)	(35,671)	(15,258)
Foreign	77,879	1,313	68,091	(7,929)
Loss before income tax expense	72,413	(10,688)	32,420	(23,187)
Income tax (expense) benefit	(2,771)	8	(2,771)	58
Effective tax rate	3.8%	-0.1%	8.5%	-0.3%

Our effective tax rates were 3.8% and (0.1%) for the three months ended September 30, 2021 and 2020, respectively.  Our effective tax rates were 8.5% and (0.3%) for the nine months ended September 30, 2021 and 2020, respectively. The change in effective tax rates was primarily due to the generation of taxable income from the GSK Collaboration Agreement and the utilization of net operating loss carryforwards in the U.S. and Belgium during the three and nine months ended September 30, 2021.

In the nine months ended September 30, 2020, we recorded a $0.1 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act in the first half of 2020.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of September 30, 2021 and December 31, 2020, there were no amounts accrued related to termination charges.

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

•	A December 2018 lease for 2,479 square feet of office space in Cambridge, Massachusetts, which commenced in May 2019 and terminates in May 2022. The lease is subject to fixed-rate rent escalations.
•	Various car leases that the Company enters into from time to time. The average life of each car lease is 48 to 60 months.

Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 and $0.4 million for the nine months ended September 30, 2021 and 2020.

The following table summarizes lease terms and discount rate:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.0	—
Weighted-average discount rate	4.86%	—

The following table summarizes the cash flow and other information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$6	$—	$3,322	$—
Operating cash flows used in operating leases	$191	$—	$558	$—

As of September 30, 2021, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2021 and the future years thereafter (in thousands):

Year ending December 31:
2021	$226
2022	579
2023	468
2024	447
2025	402
Thereafter	1,292
Total Lease Payments	3,414
Less: Interest	(545)
Total Lease Liability	$2,869
Lease liabilities	$486
Lease liabilities, net of current portion	$2,383

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge. The Company maintains that amount of cash on hand to fund any necessary draws on the letter of credit. In addition, as of September 30, 2021 and December 31, 2020, the Company had approximately $80,000 and $71,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% percent of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of September 30, 2021.

Note 12. Net income (loss) per share attributable to common stock

The Company grants certain stock options under the 2019 and 2020 Stock Option Plan and these are considered common stock equivalents. For the period ending September 30, 2020, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect. For the period ending September 30, 2021, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income (loss) per shares	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$69,642	$(11,647)	$29,649	$(28,498)
Denominator
Weighted-average shares used in compute net income (loss) per share, basic	35,196,995	24,349,222	35,134,692	8,376,860
Effect of dilutive securities (a)	2,285,093	—	2,404,492	—
Weighted-average shares used to compute net income (loss) per share, diluted	37,482,089	24,349,222	37,539,184	8,376,860
Net income (loss) per share:
Basic	$1.98	$(0.48)	$0.84	$(3.40)
Diluted	$1.86	$(0.48)	$0.79	$(3.40)
(a)	The common stock equivalents were excluded for the period ending September 30, 2020, due to their anti-dilutive effect.

Note 13. Subsequent events

In November 2021, the Company entered into a new lease for 9,068 square feet of office space in Watertown, Massachusetts, which terminates in February 2027. In October 2021, the Company entered into an agreement to increase the Belgium office space by 453 square meters.

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

Overview

On June 11, 2021, our affiliate, iTeos Belgium S.A. and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agree to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with ITEOS, in the United States. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625 million to us, or the Upfront Payment. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and we agree to share responsibility and costs for the global development of EOS-448 and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. GSK and iTeos intend to develop EOS-448 in combination with certain other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. Subject to certain limited exceptions, other than under the Collaboration Agreement, GSK and iTeos each agree not to, alone or with or for any Third Party, (i) develop a monospecific, monoclonal antibody that inhibits or is an antagonist of TIGIT through direct physical interaction for a period of time following the first regulatory approval of a Licensed Product in the United States, Germany, France, United Kingdom, Spain, or Italy or (ii) commercialize any such a product during the term of the GSK Collaboration Agreement.

In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and with inupadenant in patients with solid tumors.

We are also advancing inupadenant, a next-generation adenosine A2A receptor, or A2AR, antagonist tailored to overcome cancer immunosuppression. Inupadenant, formerly referred to as EOS-850, is designed as a highly selective small molecule antagonist of the A2AR, in the adenosine pathway, a key driver of immunosuppression in the tumor microenvironment across a broad range of tumors. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors and in the dose escalation portion of the trial, it has shown encouraging preliminary single-agent activity. In June 2021, we reported additional data from monotherapy expansion cohorts at the American Society of Clinical Oncology, or ASCO, annual meeting. These data from the single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant provided evidence of durable antitumor activity in patients with advanced solid tumors and indicated safety consistent with previously reported results.

We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have also initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study. We plan to advance inupadenant into randomized controlled clinical trials in combination.

We are using our expertise in tumor immunology to select additional targets for other novel, differentiated programs. We continue to progress research programs focused on additional targets that complement our TIGIT and A2AR programs or address additional pathways immunosupression. In September 2021, we nominated an additional product candidate in the adenosine pathway for Investigational New Drug, or IND, enabling studies.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations through license revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through September 30, 2021, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock. For the three and nine months ended September 30, 2021, we have earned $104.3 from license revenue. As of September 30, 2021, our principal source of liquidity was cash and cash equivalents, which totaled $899.7 million.

For the first time since inception, we recognized revenue in the current period. All license revenue was all earned through the GSK Collaboration Agreement. Our net income was $69.6 million for the three months ended September 30, 2021 and our net losses were $10.7 million for the three months ended September 30, 2020, respectively. Our net income was $29.6 million for the nine months ended September 30, 2021 and our net losses were $23.1 million for the nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $44.2 million. Our ability to generate product revenue sufficient to achieve sustained profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

We expect to continue to incur significant expenses in connection with ongoing development activities, particularly if and as we:

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

The expenses will be offset by the license revenue earned and future collaboration revenue. For the three and nine months ended September 30, 2021 we have earned $104.3 million in license revenue and expect to earn additional deferred revenue in the upcoming year, which equaled $520.7 million for the period ended September 30, 2021. We are also eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones.

As of September 30, 2021, we had cash and cash equivalents of $899.7 million. The significant increase in cash and cash equivalents is due to the GSK Upfront Payment received on August 5, 2021.We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations and earn milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” Because of the numerous risks and uncertainties associated with our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement with GSK pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. As of the date of this Quarterly Report on Form 10-Q, we have not pursued any additional targets under the Amended

Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. To date, we have paid a total of $3.4 million to Adimab pursuant the Adimab Agreement. We are also party to a biologics master services agreement with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

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

Impact of COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and in the first nine months of 2021, we have maintained and expanded our business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow its full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to our onsite employees.

The extent to which the ongoing COVID-19 pandemic impacts our business, our corporate development objectives, results of operations and financial condition, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the severity of the COVID-19, the identification of additional variants of COVID-19, the availability and utilization of vaccines and treatments for COVID-19, or the effectiveness of actions taken globally to contain and address COVID-19, such as travel restrictions, quarantines, social distancing and business closure requirements but particularly in the geographies where we, our third party manufacturers, contract research organizations (CROs) or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the ongoing COVID-19 pandemic did not significantly impact the our business or results of operations during the nine months ended September 30, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

Components of our results of operations

Revenue

To date, our revenues have been derived from license revenues generated through collaboration and license agreements with GSK to further the development and commercialization of EOS-448.

For all collaboration agreements, no development or commercial milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of the milestones is outside our control and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. We are applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of any product candidates that receive regulatory approval. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, which could all be impacted by the ongoing COVID-19 pandemic, including, but not limited to:

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Direct research and development expenses by program:
EOS-448	$4,566	$1,196	$10,757	$3,661
Inupadenant	4,632	4,554	13,803	9,335
Other non-clinical programs	2,368	553	5,178	2,311
Indirect research and development expenses(1)	4,536	2,423	12,245	5,381
Total research and development expense	$16,102	$8,726	$41,983	$20,688

(1)

The substantial majority of these costs relate to the EOS-448 and inupadenant programs. The majority of these costs are payroll and related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Fair value adjustment for tranche rights

Prior to March 2020, we had an obligation to issue and our investors’ had an obligation to purchase additional shares of Series B preferred stock. This obligation represented a freestanding financial instrument. The resulting preferred stock tranche right liabilities were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations and comprehensive income (loss) during each period while such instruments were outstanding and the tranche rights were settled in the first quarter of 2020. Accordingly, we are no longer required to record liabilities for these obligations or changes in the fair value of those liabilities.

Other income (expense), net

Other income (expense), net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive income (loss). Items included are interest income, bank fees and gain or loss on foreign currency transactions.

Income taxes

We are subject to income taxes in the U.S. and Belgium. Belgium has a statutory tax rate different from the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized.

Results of operations

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to period
(in thousands)	2021	2020	change
Revenue:
License Revenue	$104,271	$—	$104,271
Total Revenue	104,271	—	104,271
Operating expenses:
Research and development expenses	41,983	20,688	21,295
General and administrative expenses	30,907	9,611	21,296
Total operating expenses	72,890	30,299	42,591
Income (loss) from operations	31,381	(30,299)	61,680
Other income and expenses:
Grant income	8,936	4,969	3,967
Fair value adjustment for preferred stock tranche rights liability	—	1,265	(1,265)
Research and development tax credits	288	643	(355)
Other income (expense), net	(8,185)	235	(8,420)
Income (loss) before income taxes	32,420	(23,187)	55,607
Income tax benefit (expense)	(2,771)	58	(2,829)
Net income (loss)	$29,649	$(23,129)	$52,778

License revenue

License revenue equaled $104.3 million for the nine months ended September 30, 2021, and was the first period we recognized operating revenue. The license revenue was due to the portion of the GSK Upfront Payment that was recognized in the third quarter of 2021.

Research and development expenses

Research and development expenses increased by $21.3 million to $42.0 million for the nine months ended September 30, 2021, from $20.7 million for the nine months ended September 30, 2020. This increase was primarily related to an increase of $5.0 million of payroll and related costs, a $14.6 million increase CRO and CMO fees and internal laboratory expenses, a $1.1 million increase in stock-based compensation, an increase of $0.6 million in professional fees and an increase of $0.4 million related to facilities. The increases were offset by a $0.4 million decrease in various other research and development expenses. The overall increase was due to an increase in activities related to clinical trials, with the commencement of a Phase 1/2a clinical trial for EOS-448 in February 2020, as well as increased clinical activities for inupadenant. In addition, there was an increase in spending related to our preclinical programs during the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses increased by $21.3 million to $30.9 million for the nine months ended September 30, 2021 from $9.6 million for the nine months ended September 30, 2020.

The increase was primarily attributable to an increase of $1.8 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $6.4 million increase in stock-based compensation, an increase of $9.8 million in professional fees and an increase of $1.6 million for directors and officers insurance as a result of becoming a public company in July 2020. In addition, there was also a $1.7 million net increase related to various other general and administrative expenses. The overall increase in professional fees can be primarily attributed to the advisor fees incurred by us for the GSK Collaboration Agreement. The advisory fee equaled $6.3 million for the nine months ended September 30, 2021. In addition, we incurred additional professional fees related to SEC reporting, SOX compliance and consulting related to our corporate structure in Belgium.

Grant income

Grant income increased by $4.0 million to $9.0 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to preclinical activities, which were approved in March 2021, and the inupadenant program. For the nine months ended September 30, 2021, we recognized $3.9 million in grant income related to preclinical activities and the grant income relating to the inupadenant program increased by $0.4 million. The remaining $0.3 million net decrease in grant income related to other grants.

Research and development tax credits

Research and development tax credits decreased by $0.3 million. The decrease was caused by a decrease in qualifying research and development expenses in Belgium.

Fair value adjustment for preferred stock tranche rights liability

As a result of changes in the fair value of the preferred stock tranche rights liability, we recognized other income of $1.3 million for the nine months ended September 30, 2020. As of September 30, 2020, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Other income (expense), net

The other income (expense), net for the nine months ended September 30, 2021 primarily relates to foreign exchange losses recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the first nine months of 2021.

Income tax benefit (expense)

On a consolidated basis, we recognized income tax expense of $2.8 million for the nine months ended September 30, 2021, due to the generation of taxable income from the GSK Collaboration Agreement, partially offset by the utilization of net operating loss carryforwards in the U.S. and Belgium.

In the nine months ended September 30, 2020, we recorded a $0.1 million one-time tax benefit from the change in the tax law resulting from the enactment of the CARES Act in the first half of 2020.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the dollar change in those items:

	Three Months Ended September 30,		Period to period
(in thousands)	2021	2020	change
Revenue:
License Revenue	$104,271	$—	$104,271
Total Revenue	104,271	—	104,271
Operating expenses:
Research and development expenses	16,102	8,726	7,376
General and administrative expenses	8,761	4,799	3,962
Total operating expenses	24,863	13,525	11,338
Income (loss) from operations	79,408	(13,525)	92,933
Other income and expenses:
Grant income	1,320	2,299	(979)
Research and development tax credits	169	273	(104)
Other income, net	(8,484)	265	(8,749)
Income (loss) before income taxes	72,413	(10,688)	83,101
Income tax benefit (expense)	(2,771)	8	(2,779)
Net income (loss)	$69,642	$(10,680)	$80,322

License revenue

License revenue equaled $104.3 million for the three months ended September 30, 2021, and was the first period we recognized operating revenue. The license revenue was due to the portion of the GSK Upfront Payment that was recognized in the third quarter of 2021.

Research and development expenses

Research and development expenses increased by $7.4 million to $16.1 million for the three months ended September 30, 2021, from $8.7 million for the three months ended September 30, 2020. This increase was primarily related to an increase of $0.9 million of payroll and related costs, a $4.7 million increase CRO and CMO fees and internal laboratory expenses, a $0.5 million increase in stock-based compensation, an increase of $0.7 million in professional fees and an increase of $0.1 million related to facilities. In addition, there was also a $0.5 million increase in various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the three months ended September 30, 2021.

General and administrative expenses

General and administrative expenses increased by $4.0 million to $8.8 million for the three months ended September 30, 2021 from $4.8 million for the three months ended September 30, 2020.

The increase was primarily attributable to an increase of $0.2 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $1.8 million increase in stock-based compensation, an increase of $1.5 million in professional fees and an increase of $0.3 million for directors and officers insurance as a result of becoming a public company in July 2020. In addition, there was also a $0.2 million increase related to various other general and administrative expenses. The increase in professional fees was related to SEC reporting, SOX compliance and consulting related to our corporate structure in Belgium.

Grant income

Grant income decreased by $1.0 million to $1.3 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. The overall decrease in grant income was driven by a reduction in spending on qualified research and development activities. The grant income relating to the inupadenant program decreased by $0.7 million. The remaining $0.3 million net decrease in grant income related primarily to EOS-448.

Research and development tax credits

Research and development tax credits decreased by $0.1 million. The decrease was caused by a decrease in qualifying research and development expenses in Belgium.

Other income (expense), net

The other income (expense), net for the three months ended September 30, 2021 primarily relates to foreign exchange losses recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the third quarter of 2021.

Income tax benefit (expense)

On a consolidated basis, we recognized income tax expense of $2.8 million for the three months ended September 30, 2021, due to the generation of taxable income from the GSK Collaboration Agreement, partially offset by the utilization of net operating loss carryforwards in the U.S. and Belgium.

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

In June, 2021, the Company and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625 million, which occurred on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and upfront payment from the GSK Collaboration Agreement. As of September 30, 2021, we had $899.7 million in cash and cash equivalents. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$571,956	$(19,712)
Investing activities	(1,081)	(243)
Financing activities	1,303	339,506
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,728)	566
Net increase in cash, cash equivalents and restricted cash	$563,450	$320,117

Net cash used in operating activities

Net cash provided by operating activities was $572.0 million during the nine months ended September 30, 2021. The increase was due to the GSK Upfront Fee received in August 2021, which equaled $625.0 million. The net increase in operating activities were partially offset by operating expenses, excluding stock based compensation, equaling $63.1 million and various prepayments made in 2021. Net cash used in operating activities was $19.7million during the nine months ended September 30, 2020, was primarily due to our net losses of $23.1 million, offset primarily by the decrease of $3.0 million in grants receivable.

Net cash used in investing activities

Net cash used in investing activities increased $0.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the nine months ended September 30, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $1.3 million during the nine months ended September 30, 2021. This was due to the proceeds received from the exercise of stock options during the period. Net cash provided by financing activities was $339.5 million during the nine months ended September 30, 2020. We raised cash through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million and proceeds received from our IPO, with net proceeds of $210.6 million. In addition, we received $2.9 million under grant programs with a potential obligation for repayment and $0.6 million in proceeds received from the exercise of stock options during the period.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $8.7 million reduction of cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 was primarily caused by the reduction of the euro to dollar exchange rate between December 31, 2020 and September 30, 2021.

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

In June, 2021, we and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625 million, which occurred on August 5, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones.

We believe that our cash and cash equivalents as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the second half of 2026.

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

During the nine months ended September 30, 2021, we entered into an agreement to extend the Belgium lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. In November 2021, we entered into a new lease for 9,068 square feet of office space in Watertown, Massachusetts, which terminates in February 2027. In October 2021, we entered into an agreement to increase the Belgium office space by 453 square meters. There were no other significant changes to our contractual obligations and commitments as of September 30, 2021, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

We generate revenue from our GSK Collaboration Agreement (see Note 5 to our unaudited consolidated financial statements in Part I, Item I). Financial Information. We recognize revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We do not include a financing component in our estimated transaction price at contract inception unless we estimate that certain performance obligations will not be satisfied within one year. Additionally, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $899.7 million and $336.3 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of September 30, 2021, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

Assets and liabilities of iTeos Belgium SA are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the consolidated statements of operations and comprehensive income (loss) as incurred.

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

The results of preclinical studies, preliminary study results, and early clinical trials of our current product candidates and any future product candidates may not be predictive of the results of later-stage clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or comparable foreign regulatory authorities. While we are currently conducting Phase 1/2a trials of EOS-448 and inupadenant, we have not yet completed any clinical trials. Our current product candidates and any future product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect, and may not ultimately prove to be safe and effective.

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

Additionally, our clinical trials, to date, have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates and any future product candidates, including:

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

•	we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the ongoing impacts of the COVID-19 pandemic;
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
•

the cost of clinical trials of our current product candidates and any future product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA or comparable foreign regulatory authorities upon the filing of a Biologics License Application, or BLA, or a New Drug Application, or NDA, or equivalent authorizations from comparable foreign regulatory authorities;

•

the supply or quality of our current product candidates and any future product candidates or other materials necessary to conduct clinical trials of our current product candidates and any future product candidates may be insufficient or inadequate or may be interrupted or impacted by the ongoing COVID-19 pandemic;

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

Identifying and qualifying patients to participate in clinical studies of our current product candidates and any future product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our current product candidates and any future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or patient retention due to other unforeseen factors. We may not be able to initiate or continue clinical trials for our current product candidates and any future product candidates if we are unable to locate and enroll and retain a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities outside the United States. For example, the ongoing COVID-19 pandemic may impact our ability to initiate clinical sites and recruit, enroll and retain patients or may divert healthcare resources away from clinical trials.

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

The enrollment of patients further depends on many factors, including:

•	the size of the patient population and process for identifying patients;
•	the eligibility criteria for the clinical trial in question;
•	the availability of an appropriate screening test, as necessary;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the design of the clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	reporting of preliminary results of any of our clinical trials, and/or reporting of results of clinical trials of our competitors; and
•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion.

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

We may not be able to file IND applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory may not permit us to proceed.

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and EOS-448. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the ongoing COVID-19 pandemic on suppliers, study sites or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

For the first time since inception, we recognized revenue in the current period.  All license revenue was earned through the GSK Collaboration Agreement.  Our net income was $69.6 million for the three months ended September 30, 2021 and our net losses were $10.7 million for the three months ended September 30, 2020, respectively. Our net income was $29.6 million for the nine months ended September 30, 2021 and our net losses were $23.1 million for the nine months ended September 30, 2020, respectively.  As of September 30, 2021, we had an accumulated deficit of $44.2 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Even having achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

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

As of September 30, 2021, we had $899.8 million of cash and cash equivalents. Our net proceeds from our IPO, were $210.6 million, after deducting underwriting discounts and commissions and IPO expenses payable by us. Our existing cash and cash equivalents will not be sufficient to fund all of our efforts that we plan to undertake.

We believe the net proceeds from the IPO and from the Collaboration Agreement with GSK, together with our existing cash and cash equivalents as of the filing date of this Quarterly Report on a Form 10-Q, will enable us to fund our operations into the 2026. However, we have based this estimate on assumptions that may prove to be wrong.

Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to raise substantial additional capital in connection with our continuing operations.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing inupadenant, EOS-448, and any future product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for inupadenant, EOS-448, and any future product candidates if clinical trials are successful;

•	the extent to which we develop, in-license or acquire other product candidates and technologies;
•	the number and development requirements of other product candidates we may pursue;
•	the success of the GSK collaboration and any future collaborations;
•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•	the cost of manufacturing inupadenant, EOS-448, and any future product candidates for clinical trials in preparation for marketing approval and commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt, and amount of sales of, or royalties on, future approved products, if any; and
•	the emergence of competing cancer therapies and other adverse market developments.

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing and grant arrangements and other marketing or distribution arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Risks related to our employee matters, business operations and managing growth

The current public health pandemic related to COVID-19 may adversely impact our operations, business and financial results.

Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, the ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds, and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19. To date, the COVID-19 pandemic has caused widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.

The continued spread of COVID-19 and identification of new strains of the virus could adversely impact our clinical trials, manufacturing and other operations. The ongoing COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, COVID-19 may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel and site enrollment restrictions. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be paused, and the procedures or assessments of patients on trial to be delayed or missed. Trial sites may also limit or prohibit on site monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which would require us to use remote monitoring via video conferences or to delay monitoring visits. While we do not anticipate significant negative effects from remote or delayed monitoring, it could potentially affect quality, training and source data verification at clinical trial sites. Additionally, if a clinical trial site does not have remote monitoring capabilities, we may be required to find other distance monitoring solutions or to delay monitoring. Further, restricted physical access to health care systems due to COVID-19 has the potential to impact source data verification in our clinical trials, which could lead to delays in having final verified data. Missing data could undermine data integrity and probability of success. Additionally, we have experienced challenges with respect to climate-controlled shipping of our product candidates, which may delay our ability to dose patients in our ongoing trials. Any negative impact COVID-19 has on patient enrollment, retention or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of these later received marketing approval.  Additional vaccines may be authorized or approved in the future.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the roll-out of the vaccines could slow patient enrollment in our studies as some patients may be unwilling to enroll in clinical trials before or soon after receiving the vaccination.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus. In response to these measures, in March 2020 we required all non-laboratory employees and all non-essential employees for laboratory work to work remotely, suspended non-essential travel for our employees and discouraged employee attendance at other gatherings. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have reopened our offices. We will continue, however, to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures, including travel restrictions, quarantines, and office access restrictions. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident.

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

As of September 30, 2021, we had 74 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our current product candidates or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €22.4 million for our research and development programs for EOS-448 and inupadenant. During the three months ended September 30, 2021, we received less than one thousand dollars in cash under the EOS-448 grant and inupadenant grant.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 59.0% of our outstanding voting stock as of September 30, 2021. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for inupadenant and EOS-448 or any other product candidates we may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of inupadenant and EOS-448 or any other product candidates we may develop;
•	the outcomes of our preclinical studies;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to establish and conduct our clinical programs on our expected timelines, including our plans to advance inupadenant into randomized controlled trials in combination;
•	the costs of development of any of our product candidates or clinical development programs;
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

Company Name

Date: November 10, 2021	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: November 10, 2021	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)