Form 10-K
period 2021-12-31
iTeos Therapeutics, Inc.
filed 2022-03-23
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39401

iTeos Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-3365066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Arsenal St Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (339) 217 0161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ITOS	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.40a5 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 18, 2022, was $855.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2022 was 35,514,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PCAOB No. 1133 Auditor Name: Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises BV/SRL Auditor Location: Zaventem, Belgium

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “jRisk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials of EOS-448 and inupadenant and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory filings or approvals for EOS-448 and inupadenant or any other product candidates we may develop;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of EOS-448 and inupadenant or any other product candidates we may develop;
•
the outcomes of our preclinical studies;
•
our ability to enroll patients in our clinical trials at the pace that we project;
•
our ability to advance our programs on indicated timelines, including our plans to advance inupadenant into randomized controlled trials in combination;
•
the costs of development of our product candidates or clinical development programs;
•
the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures, and the degree to which such resources will enable us to fund our planned development of EOS-448 and inupadenant and any other product candidates we may identify and pursue;
•
the potential attributes and clinical benefits of the use of EOS-448 and inupadenant or any other product candidate, if approved;
•
our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•
the expected benefits of collaborations, including potential milestones and royalty payments from GSK pursuant to the GSK Collaboration Agreement (as defined herein);
•
the rate and degree of market acceptance of EOS-448 and inupadenant or any other product candidates we may identify and pursue;
•
our ability to obtain orphan drug or Breakthrough Therapy designation or other accelerated approval for any of our product candidates or any other product candidates that we may identify and pursue;
•
our ability to manufacture EOS-448 and inupadenant or any other product candidate in conformity with the Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue or treatment modalities that we develop;
•
our reliance on third parties to conduct our clinical trials;

•
our reliance on third-party contract manufacture organizations (CMOs) to manufacture and supply our product candidates for us;
•
our ability to retain and recruit key personnel;
•
our ability to obtain and maintain intellectual property protection for EOS-448 and inupadenant or any other product candidates we may identify and pursue;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional financing;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;
•
our future financial performance;
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future preclinical and clinical trials;
•
the impact of laws and regulations applicable to our industry; and
•
developments and projections relating to our competitors or our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K and in any subsequent filings with the Securities and Exchange Commission (SEC). If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are conveyed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K, and in any subsequent filings with the SEC.

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the principal risk factors detailed in Item 1A:

•
We must complete successful preclinical studies and clinical trials that demonstrate the safety and efficacy of the product candidates before we can begin the commercialization process.
•
Challenges enrolling patients in our clinical trials may delay or prevent clinical trials of our product candidates.
•
We anticipate that our future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.
•
Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available, and audit and verification procedures could result in material changes in the final data.
•
We may not be able to file investigational new drug (IND) applications or IND amendments to commence additional clinical trials on the timelines indicated, and, even if we are able to file, the Federal Drug Administration, or FDA, or a comparable foreign regulatory may not permit us to proceed.
•
We face significant competition from other biopharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations, which may result in others discovering, developing, or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.
•
Negative developments in the field of immuno-oncology or in the field of TIGIT (as defined herein) or adenosine pathway therapeutics could damage public perception of our product candidates and negatively affect our business.
•
If we are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.
•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we experience delays in obtaining, required regulatory approvals, our ability to generate revenue may be materially impaired.
•
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. Failure by these third parties to satisfactorily carry out their contractual duties or to meet expected deadlines may adversely impact our development programs, business and prospects.
•
We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK (as defined herein) for the global development of EOS-448.
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

v

•
We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our current product candidates or any future product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize successfully our products may be adversely affected.
•
The current public health pandemic related to COVID-19 may adversely impact our operations, business and financial results.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to implement successfully our business strategy.
•
The trading price of our common stock has been and may continue to be volatile.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for people living with cancer. We leverage our deep understanding of tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of our therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

Our lead antibody product candidate, EOS-448, also known as GSK4428859A, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. EOS-448 was selected for its affinity for TIGIT, its potency and its potential to engage the Fc gamma receptor, or FcγR, to activate dendritic cells, natural killer cells and macrophages and to promote cytokine release, activation of antigen presenting cells and antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020, we started an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent. In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and in combination with our A2AR antagonist inupadenant in patients with solid tumors. As of January 2022, we continue to explore EOS-448 in combination with pembrolizumab, dostarlimab or inupadenant in patients with solid tumors in ongoing Phase 1b trials.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, we are also advancing an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, iTeos has dosed the first patients in a clinical trial assessing the doublet of GSK’s anti-PD-1 (dostarlimab) with EOS-448. We plan to evaluate this combination in registration-directed trials in first line PD-L1 high non-small cell lung cancer, head and neck squamous cell carcinoma and an additional indication. We and GSK also are initiating Phase 1b trials with novel triplets, including dostarlimab with EOS-448 and inupadenant as well as EOS-448 with dostarlimab and GSK’s anti-CD96 antibody, GSK’608.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we continue to evaluate this signal in the ongoing Phase 1b/2a trial. In 2022, we plan to initiate a randomized Phase 2 trial in a solid tumor indication to evaluate the combination of inupadenant with chemotherapy compared to standard of care chemotherapy alone. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma, currently in an ongoing trial. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. Our internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional targets that complement our TIGIT and A2AR programs or address additional immunosuppressive pathways. In September 2021, we nominated a product candidate in the adenosine pathway for Investigational New Drug, or IND, enabling studies. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

Our pipeline

The following chart summarizes our pipeline of therapeutic candidates.

Objectives and Business Strategy

Our vision is to transform the treatment of people living with cancer by creating a broad portfolio of immuno-oncology therapies targeting major mechanisms of immunosuppression on in the tumor microenvironment. The key pillars of our strategy to achieve our vision include:

•
Advance the development of our clinical candidates toward registration. Our goal is to build upon the differentiated profile and encouraging preliminary single-agent activity of inupadenant to advance it through clinical development and regulatory approval. In collaboration with GSK, we aim to exploit the broad potential of TIGIT inhibition and advance EOS-448, our FcγR engaging anti-TIGIT antibody, through clinical development and regulatory approval.
•
Leverage our deep understanding of immune pathways and the tumor microenvironment to identify and develop additional novel product candidates. Since our inception, we have established extensive knowledge in immuno-metabolism, characterization of the immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We will continue to apply our expertise in understanding and targeting immunosuppressive cells and mechanisms of resistance within the tumor microenvironment. Once these new targets are validated, we will use our expertise to develop differentiated clinical candidates to progress in clinical development for the treatment of cancer.
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise to move our clinical products toward commercialization. In June 2021, we entered into the GSK Collaboration Agreement to co-develop and co-commercialize EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us, and we are also eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. By combining forces with GSK’s and their global reach and leading pipeline in the CD226 pathway, this collaboration expands and accelerates our ability to bring EOS-448 to patients globally in multiple indications. In addition, we have and may in the future enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we entered into a non-exclusive, clinical supply agreement with Merck & Co, or Merck, to evaluate inupadenant in combination with pembrolizumab and with Bristol Myers Squibb to evaluate EOS-448 in combination with iberdomide.
•
Maintain a strong culture of innovation and putting patients first. We will continue to nurture our culture, which is based on scientific innovation, collaboration, excellence and putting patients first in everything we do. We believe that our presence in the United States and Belgium is a strategic advantage that enhances our ability to attract global talent and remain at the forefront of innovation in the field of immuno-oncology.

The promise of immuno-oncology

In recent years, the treatment of cancer has been reshaped by the promise of immuno-oncology therapies. These therapies work to harness the patients’ own immune system to attack their own cancer tissue. The most widely used of these interventions are the immune checkpoint inhibitors, or CPIs, with anti-PD-1 antibodies being the most successful immunotherapies. Immune checkpoints are proteins on certain immune cells that regulate the activation, often functioning as on-off switches, of effector cells. The success of these CPIs has demonstrated the potential of harnessing the immune system to treat cancer and increased understanding of the sophisticated mechanisms by which cancer evades the immune system.

Our drug discovery efforts are dedicated to understanding immune resistance pathways with the specific goal of generating differentiated product candidates that restore the immune response against cancer. We currently have two clinical-stage product candidates, EOS-448 and inupadenant, each targeting a key mechanism which may inhibit an effective antitumor immune response: the novel checkpoint TIGIT pathway, and the adenosine pathway, respectively. We believe that both product candidates have the potential to increase patient responses to immunotherapy, including in patients resistant to currently approved CPIs. We are also using our deep understanding of critical immune resistance pathways to identify new targets and generate additional product candidates that have the potential to be complementary current cancer therapies and to EOS-448 and inupadenant.

EOS-448

Highlights of EOS-448

1.
Clinical proof of concept of anti-TIGIT antibodies. EOS-448 is an antibody specifically designed to target TIGIT, a receptor expressed on immune cells, particularly tumor-infiltrating lymphocytes, or TILs. Its main ligands play both inhibitory and stimulatory roles in regulating immune response and are highly expressed in tumors, where they have been shown to mediate immunosuppression. In the TIGIT field, recent randomized Phase 2 data in non-small cell lung cancer that demonstrated clinical benefit of a-TIGIT treatment and three Phase 3 readouts expected in 2022 uniquely position anti-TIGIT antibodies as a promising next generation cancer immunotherapy.
2.
An anti-TIGIT with strong antagonist potency. EOS-448 is a recombinant, fully human IgG1 monoclonal antibody directed against human TIGIT that we selected for clinical development based on its favorable characteristics, including affinity, competition with TIGIT ligands CD155 and CD112, cross-reactivity to TIGIT in non-human primates, functionality and suitability for development.

We produced biosimilar versions of anti-TIGIT antibodies, in development by other companies, based on sequences from the patents of Mereo, Genentech, Bristol-Myers Squibb, Merck and Arcus and compared them to EOS-448 in preclinical assays. As compared to these antibodies, EOS-448 has similar or higher binding affinity for CD8+ T cells and ability to prevent the interaction between TIGIT and CD155 ligand at minimal concentrations of the antibody. EOS-448 also exhibited stronger potency as determined using an IL-2 promoter-dependent functional assay. This is the result of our screening studies, during which we observed that functional activity can be independent of affinity, and selection of a clone that was optimized for both.

In preclinical models, we also showed that our anti-TIGIT antibody delayed tumor growth and caused tumor regression both as monotherapy and in combination with other cancer therapies, including anti-PD-1 antibodies.

We believe these properties could translate into superior clinical benefit of EOS-448 as compared to other anti-TIGIT antibodies in development.
3.
An FcγR-activating anti-TIGIT antibody to restore anti-tumor activity via multiple mechanisms. EOS-448 is designed to restore immune responses through multiple mechanisms. First, EOS-448 is designed to block the binding of the ligands, CD155 and CD112, to TIGIT, which frees these ligands to bind to the stimulatory receptor, CD226, expressed both on NK and T cells, resulting in activation of these immune cells and in immune-mediated killing of tumor cells. Second, as the antibody has been designed as a fully functional IgG1, EOS-448 can engage Fcγ receptors expressed on dendritic cells and macrophages leading to pro-inflammatory signal and enhanced immune activation. Third, these activated macrophages and NK cells can induce antibody-mediated cell cytotoxicity and directly kill the cells expressing the highest level of TIGIT in the tumor microenvironment, which are the immunosuppressive regulatory T cells (Tregs) and the terminally exhausted T cells . With those multiple mechanisms of action, EOS-448 is well suited to improve the balance of effector versus suppressive immune cells and restore the antitumor immune response, particularly in combination with other immune checkpoint drugs.
4.
EOS-448 demonstrates strong target engagement and early sign of activity in patients. EOS-448 is currently under clinical development and early clinical trials have demonstrated strong target engagement in patients treated with different concentration of the drug. Early clinical data suggest that proliferation marker are increased in T cells of treated patients while suppressive regulatory T cells are strongly depleted quickly after the initial dosing with EOS-448. In addition, multiple patients have experienced prolonged disease stabilization and some regression of tumor size was observed in subjects treated with the drug as single agent. EOS-448 is currently tested in multiple studies and in multiple combinations with the goal of expanding its antitumor potential.

1
EOS-448
TIGIT
Tumor cell
CD112
CD155
NK or T cell
CD226
FCγR
TIGIT
TIGIT[high] Treg and exhausted T cells
EOS-448
DC
Pro-inflammatory cytokines
2
NK Macrophages
FCγR
3
1
Optimized affinity and potency to activate T cell and NK cell killing of tumor cells
2
Pro-inflammatory cytokine release and activation of APCs
3
Depletion of Tregs and exhausted T cells

EOS-448's Multi-faceted Mechanism

Clinical Development and the Potential of EOS-448

We believe that EOS-448 has the potential to provide therapeutic benefit to patients across a wide array of tumors. Combination experiments in preclinical models suggest that combining EOS-448 with a number of other immuno-oncology agents and chemotherapy regimens may lead to improved outcomes.

In 2020, we enrolled an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity of a single agent. In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and in combination with inupadenant in patients with solid tumors.

As of January 2022, we continue to examine EOS-448 in combination with pembrolizumab and in combination with inupadenant in patients with solid tumors in an ongoing Phase 1b trial. We are also advancing an open-label, multicenter, dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide, with or without dexamethasone, in adults with relapsed or refractory multiple myeloma, based on favorable preclinical data generated with Fred Hutchinson Cancer Research Center.

In partnership with GSK, iTeos has dosed the first patients in a clinical trial assessing the doublet of GSK’s anti-PD-1 (dostarlimab) with EOS-448. We plan to evaluate this combination in registration-directed trials in first line PD-L1 high non-small cell lung cancer, head and neck squamous cell carcinoma and an additional indication. We and GSK also are initiating Phase 1b trials with novel triplets, including dostarlimab with EOS-448 and inupadenant as well as EOS-448 with dostarlimab and GSK’s anti-CD96 antibody, GSK’608.

Inupadenant

Inupadenant is an A2AR antagonist that we engineered to specifically inhibit the immunosuppressive activity of adenosine found in the tumor microenvironment. Hypoxia and cell necrosis in the tumor lead to the release of ATP, which is converted to adenosine by adenosine producing enzymes. Adenosine primarily exerts its immunosuppressive effects through the A2AR, a receptor found on a broad range of immune cells in the tumor microenvironment. Inupadenant is designed to release adenosine-driven immunosuppression, ultimately allowing T cells to kill their tumor targets. Inupadenant, unlike other A2AR antagonists in IO, has been specifically designed to maintain potency even in the very high concentrations of adenosine found in tumor tissue. We believe that elevated levels of adenosine in the tumor microenvironment may be a modulator of resistance to current cancer therapies, including both CPIs and chemotherapy. High activity of soluble CD73 is associated with poor overall survival and PFS in patients with metastatic melanoma treated with nivolumab, an anti-PD-1 CPI. An association between high adenosine blood concentrations and lack of response to nivolumab has been shown in a clinical trial of renal cell cancer patients conducted by others. In this trial, patients who failed to respond to nivolumab had significantly higher blood adenosine levels than those who responded, both at baseline (158% higher) and at four weeks after initiation of treatment (138% higher). Patients with baseline adenosine levels in the top quartile also had a significantly worse PFS. These data further support our belief that adenosine plays an important role in resistance to CPIs such as nivolumab. Additional data support a potential role in chemotherapy-induced resistance, as chemotherapy has been shown in some cases to increase the production of adenosine in the tumor microenvironment and some chemotherapeutics induce adenosine-mediated immunosuppression that may limit the efficacy of these therapies.

Differentiation of inupadenant

We believe inupadenant has three key characteristics that provide the molecule with a unique profile and potential advantages in clinical settings when compared to other A2AR antagonists currently in development:

1.
High affinity for A2AR and insurmountable antagonism. Adenosine is widely accepted as a driver of immunosuppression in cancer tissue. What is less appreciated is the fact that the immunosuppression is driven by very high concentrations of adenosine – concentrations that can be in the high micromolar range. To overcome these very high concentrations we have designed inupadenant to be what is known as an insurmountable antagonist. This means that the drug is capable of potently blocking the A2A receptor at any concentration of adenosine. Inupadenant achieves this through a combination of affinity and an extended residence time, the length of time the drug remains bound to its receptor. In our in vitro studies, we assessed this characteristic in functional T cell assays and compared inupadenant to a range of competitor antagonists. In these assays, we observed that at low adenosine concentrations, inupadenant was the most potent antagonist of the A2AR antagonists we tested, and most notably, when compared to other antagonists developed by competitors, the potency of inupadenant was not reduced at the high adenosine concentrations typically found in the tumor microenvironment.
2.
Inupadenant has higher selectivity for A2AR than other antagonists in clinical development. Because A2AR is the primary adenosine receptor on immune cells, we believe that the high specificity of inupadenant will enable it to have potent effects on immune cell function in solid tumors and hematological malignancies, while avoiding potential adverse effects that may be associated with inhibition of other subtypes of adenosine receptors with broader expression profiles. We conducted a study showing the IC50 for inhibition of cAMP production in HEK cells overexpressing one of the four adenosine receptors, comparing inupadenant and three other adenosine antagonists currently in development. Inupadenant was the most potent A2AR antagonist among other antagonists as demonstrated by the very low concentrations of drug required to give a 50% response in a functional assay. Higher concentrations were required to give the same effect on other adenosine receptors, further supporting the high selectivity of inupadenant.
3.
Inupadenant is designed not to cross the blood brain barrier. Unlike first generation A2AR antagonists, we designed inupadenant specifically to avoid penetration to the CNS through crossing of the blood-brain barrier. In preclinical models, inupadenant displayed less than 1% blood-brain barrier penetration, and, accordingly, we believe it is designed to minimize the potential for adverse CNS effects.

We are focused on the direct target for adenosine, its receptor, and we chose A2AR as it is the most highly expressed in relevant immune cell populations and one of the receptors with high affinity for the adenosine, rather than targeting upstream enzymes that are involved in production of adenosine. We selected A2AR as the target for inupadenant because we believe it is a key actor that mediates the immunosuppressive effects of adenosine regardless of the source of adenosine production.

Clinical development of inupadenant

We began to assess inupadenant in combinations with chemotherapy or with pembrolizumab starting in the third quarter of 2020, initially evaluating safety and tolerability of the combination regimens in patients with solid tumors. We are currently conducting an ongoing Phase 1/2a trial evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and antitumor activity of inupadenant monotherapy to define the maximum tolerated dose and recommended Phase 2 dose of inupadenant as a single agent and in combination with pembrolizumab and/or chemotherapy in patients with advanced solid tumors.

In June 2021, we presented new clinical data from the Phase 1/2a clinical trial of inupadenant, providing an update on 21 patients enrolled in the single-agent dose-escalation and new data on 22 patients enrolled in the dose expansion. The results from the single-agent dose-escalation and expansion portions of the trial provided evidence of durable antitumor activity in patients with advanced solid tumors and indicated safety consistent with previously reported results. Inupadenant has been reported to be generally well-tolerated, and the three serious adverse events, or SAEs, considered possibly related to treatment with inupadenant had plausible alternate causes and do not represent a new safety concern for the program. Additionally, preliminary analyses of pre-treatment tumor biopsies indicated that the expression of A2AR is associated with clinical outcomes in patients with solid tumors treated with single agent inupadenant.

We plan to continue development of inupadenant both (1) as a monotherapy to further evaluate activity and relevant biomarkers for patient selection and (2) in combination with pembrolizumab or EOS-448 in melanoma after PD-1 treatment and (3) in combination with chemotherapy in a solid tumor indication. We selected these indications to evaluate inupadenant where there is a strong rationale for treatment with an A2AR antagonist based on expression of the receptor and adenosine-producing enzymes, evidence that the adenosine pathway plays a role in treatment resistance, and the presence of T cells in the tumor microenvironment.

Potential broader opportunity for inupadenant

We are evaluating potential predictors of response and potential PD biomarkers in pre- and post-treatment tumor samples. These biomarkers include the expression of A2AR and adenosine-producing enzymes within the tumor, the presence of immune cells within the tumor and several tumor gene signatures, including an immune gene signature. We believe the June 2021 biomarker findings from our ongoing Phase 1/2a clinical trial provide insight into the mechanism of action of inupadenant, which we anticipate will inform our selection of indications, and may allow us to identify patients more likely to benefit from inupadenant. We will also be guided by our evaluation of the expression of A2AR and adenosine-producing enzymes, such as CD73, TNAP and PAP in various tumor types. We believe inupadenant has the potential to provide clinical benefit across many indications.

Our Preclinical Novel Adenosine-Pathway Inhibitor Program

We have developed significant expertise in tumor immunology and the tumor microenvironment, which we are exploiting to expand our pipeline. For example, by characterizing the impact of high concentrations of adenosine on immune cells, we have identified a novel mechanism within the adenosine pathway responsible for inhibiting the proliferation of T cells in high adenosine concentrations that can be found in some tumors. In preclinical studies, addition of ATP as a source of adenosine at a concentration of 100µM completely blocked CD8+ T cell proliferation in vitro. The addition of an antagonist to the novel target restored proliferation and could further enhance cytokine secretion in combination with inupadenant.

In September 2021, we nominated a product candidate targeting this mechanism in the adenosine pathway for IND enabling studies.

Collaborations and Licenses

Collaboration and License Agreement with GSK
On June 11, 2021, Our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, referred to as Licensed Products, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States.

Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones, none of which have been achieved to date. Within the collaboration, GSK and we agreed to share responsibility and costs for the global development of EOS-448 and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. We and GSK intend to develop EOS-448 in combination with certain other oncology assets of GSK, and we will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations together with GSK. Subject to certain limited exceptions, other than under the GSK Collaboration Agreement, we and GSK each agreed not to, alone or with or for any Third Party, (i) develop a monospecific, monoclonal antibody that inhibits or is an antagonist of TIGIT through direct physical interaction for a period of time following the first regulatory approval of a Licensed Product in the United States, Germany, France, United Kingdom, Spain, or Italy or (ii) commercialize any such a product during the term of the GSK Collaboration Agreement. Unless terminated earlier in certain specified circumstances, the GSK Collaboration Agreement will continue for so long as we and GSK are commercializing Licensed Products in the United States.

Collaboration with Adimab

In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab. We refer to this agreement, as amended, as the Original Adimab Agreement. On February 22, 2021, we entered into an amendment to the Adimab Agreement (the Amended Adimab Agreement and together with the Original Adimab
Agreement, the Adimab Agreement). Adimab has developed an antibody discovery and optimization technology platform. This collaboration enables our research and development efforts on discovery and optimization of new antibodies against immuno-oncology targets we may identify.

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

Competition

Our industry is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and established collaborative arrangements for the research, development, manufacturing and commercialization of cancer therapies. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue immune-oncology treatments. For example, there are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca, Bristol-Myers Squibb, Gilead, Incyte, Merck, Novartis, Pfizer and Roche/Genentech.

For our anti-TIGIT antibody, EOS-448, we are aware of several pharmaceutical companies developing antibodies against this target, including Bristol-Myers Squibb, Merck, Mereo Biopharma Group plc,
Roche/Genentech, Beigene, Ltd. (with partner Novartis), Arcus, Gilead, Agenus, Seagen, Innovent (with partner Eli Lilly), Merck KGaA, Junshi and Compugen Ltd. To our knowledge, no anti-TIGIT antibodies have been approved for commercial sale, and the most advanced antibodies are in Phase 3 clinical trials.

For our small molecule antagonist of A2AR, inupadenant, we are aware of several other companies that are developing other adenosine receptor antagonists, including AstraZeneca, Corvus Pharmaceuticals, Incyte, Arcus, Gilead and Novartis. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced such selective A2AR antagonists are in Phase 2 clinical trials.

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

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy, or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

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

Manufacturing and supply

We currently do not own or operate any manufacturing facilities nor have any plans to do so in the foreseeable future. We rely, and expect to continue to rely, on third-party contract development and manufacturing organizations, or CDMOs, or in the case of EOS-448, our collaborator, GSK, to develop a suitable manufacturing process at scale and produce our small molecule and biologic product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

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

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. With respect to EOS-448, in June of 2021 we entered into a collaboration agreement with GSK in which we agreed to collaborate with GSK on commercialization efforts for EOS-448 and related Licensed Products in the United States, and we have granted GSK a license to develop and commercialize EOS-448 and related Licensed Products outside of the United States.

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

Intellectual property

As of January 1, 2022, we have one issued United States patent, one issued European patent, and over thirty pending applications in the United States and throughout the world in our TIGIT program portfolio. The patents and pending applications in our TIGIT program portfolio include claims covering EOS-448, its therapeutic use, and manufacture. Not including any potential patent term extension, the issued United States and European patents have a natural expiration date in 2038 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2042.

We also have one issued United States Patent, one issued Australian Patent, and over fifty pending applications (including Patent Cooperation Treaty applications) in our A2AR program portfolio both in the United States and throughout the world. The patents and pending applications in our A2AR program portfolio include claims covering inupadenant, such as composition of matter, formulations, methods of treatment, and processes of manufacture. Not including any potential patent term extension, the issued patents have a natural expiration date in 2038 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2042.

Government regulation

Government authorities in the United States, at federal, state, and local levels, as well as in foreign countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. The process of obtaining regulatory approvals of drugs in the Unites States and in foreign countries and ensuring subsequent compliance with applicable statutes and regulations and other regulatory authorities requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our product development, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA through either a new drug application, or NDA, or a biologics license application, or BLA, process before they may be marketed in the United

States. An NDA is a request for approval to market a new
drug for one or more specified indications, and a BLA is a request for approval to market a new biologic for one or more specified indications. The process generally involves the following:

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

The failure to comply with the applicable requirements in the United States at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions.

Preclinical and clinical trials

Before testing any drug or biologic in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements. The results of the preclinical studies, together with manufacturing information, analytical data, and plans for the proposed clinical trials must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

•
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These trials are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
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

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, as a condition for approving the NDA or BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the NDA or BLA, and the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

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

Fast Track designation, Breakthrough Therapy designation, and priority review do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process. Each of the designations may also be rescinded if a product no longer meets the program’s criteria.

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

After a device is placed on the market, it remains subject to significant regulatory and reporting requirements.

U.S. post-approval requirements for drugs and biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act, which permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. However, since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state regulated, to regulate the use of biosimilars.

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

•
The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA;
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
•
The Physician Payments Sunshine Act, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. As of January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may also apply to us and may be broader in scope than their federal equivalents.

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

The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations and the curtailment or restructuring of our operations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business. Compliance efforts may be further complicated by the sometime significant variation between federal, state, and local laws which are not preempted by HIPPA.

Coverage and reimbursement

In the United States and markets in other countries, patients and providers generally rely on third-party payors to reimburse all or part of the costs associated with treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as

Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, which could further limit a company’s revenue generated from the sale of any approved products. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions that:

•
subjected manufacturers to annual fees and taxes for certain branded prescription drugs and biologic products;
•
expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of average manufacturer price for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•
addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
expanded the types of entities eligible for the 340B drug discount program; and
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

There remain numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to (i) initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace and (ii) instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additionally, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. It is unclear how other healthcare reform measures of the Biden administrations or Congress, or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief and Economic Security ("CARES") Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare & Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries and pricing and reimbursement schemes vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Other U.S. environmental, health and safety laws and regulations

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

As of January 31, 2022, Clinical Trials Regulation (EU) No 536/2014 has come into effect, and with it, the implementation of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the Regulation has begun. The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

We are in the process of applying to renew our status with EMA as a small and medium-sized enterprise, or SME. If we obtain SME status with EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Union drug marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

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

European orphan designation and exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions which either affect not more than five in 10,000 persons in the European Union community, or where it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment in its development. In each case, there can be no satisfactory method of diagnosis, prevention or treatment of the condition already authorized (or, if such a method exists, the product would be a significant benefit to those affected by the condition).

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

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). The UK formally left the EU on January 31, 2020 and a transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. The EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Great Britain has also implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

European data collection

The collection and use of personal health data in the EEA, is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances, and claim material and non-material damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR will require significant time, resources, and expense, and we may be required to put in place additional mechanisms to ensure compliance with data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

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

Human Capital Resources

Our mission to discover, develop and deliver breakthrough immunotherapies to improve and extend the lives of people with cancer is dependent on our ability to attract, develop and retain the industry's best and brightest talent around the world and across all dimensions of diversity. This understanding lies at the forefront of our approach to human capital management.

General Information: As of December 31, 2021, we had 94 full-time employees, 36 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 70 employees are engaged in research and development activities and 24 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Equity, Diversity and Inclusion: At iTeos, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to work. We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we can make new cures possible is by working together. Among our employees in 2021, women represent 66% and men represent 34% of our global workforce. Women represent 55% of the leadership positions at the Director level or above, and our Executive Committee, which represents the most senior leadership positions at the Company, is 33% female.

Compensation and Benefits: We are committed to rewarding, supporting, and developing our employees. To that end, we offer a comprehensive total rewards package that includes market-competitive pay, broad-based equity grants and bonuses, healthcare benefits, pension and retirement savings plans, paid time off and an Employee Assistance Program.

Ongoing Professional Development: We prioritize our employees' career advancement, and actively work across the organization to provide opportunities for our people to grow with the company and assume more senior roles as the company expands. In 2021 we launched our Leadership Development Program, which provides an opportunity to all our employees to develop key foundational leadership skills in line with our business needs.

Safety and Well-Being: Employee health and safety in the workplace is one of our main priorities. We established a Health and Safety Committee, which provides a forum for employees and management to work together to prevent health and safety problems and to develop strategies to ensure a safe and healthy work environment. As a result of the new challenges the COVID-19 pandemic brought, we took various steps to support our employees, including transitioning to remote work and offering flexible schedules. At the same time, we protected our facility-dependent employees, including those needed to maintain our research and development activities, by instituting strict protocols designed to ensure a healthy environment.

Corporate Information

We were incorporated in October 2019 under the laws of the State of Delaware. Our principal executive offices are located at 321 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (339) 217-0162. We have one subsidiary located in Belgium, iTeos Belgium SA, which was incorporated in August 2011 under the laws of Belgium.

Available Information

Our website address is www.iteostherapeutics.com, and our investor relations website is located at investors.iteostherapeutics.com. The information contained in or accessible from our websites is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our websites address in this Annual Report solely as an inactive textual reference. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks related to the development of our product candidates

We must complete successful preclinical studies and clinical trials that demonstrate the safety and efficacy of our product candidates before we can begin the commercialization process.

We are focused on the development of inupadenant and EOS-448. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our current product candidates and any future product candidates may not be predictive of the results of later-stage clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or comparable foreign regulatory authorities. While we are currently conducting Phase 1/2a trials of EOS-448 and inupadenant, we have not yet completed any clinical trials. Our product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect, and may not ultimately prove to be safe and effective.

Results from preclinical studies and early stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies and trials. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. Moreover, flaws in the design of a clinical trial may negatively impact results. We may not discover such a flaw until the clinical trial is at an advanced stage.

Additionally, our clinical trials, to date, have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, which may introduce study bias. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later placebo-controlled trials. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or may require that we modify or amend our clinical trial protocols;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms for clinical trial contracts or clinical trial protocols with prospective trial sites and/or clinical research organizations, or CROs;
•
we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the ongoing impacts of the COVID-19 pandemic;
•
clinical trials may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;
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
•
marketing approval policies could change during the development period, rendering our data insufficient to obtain marketing approval;
•
statutes or regulations or site policies could be amended or new ones could be adopted;
•
changes could be adopted in the regulatory review process for submitted product applications;
•
the cost of clinical trials may be greater than we anticipate or we may have insufficient funds for a clinical trial;
•
the supply or quality of materials necessary to conduct clinical trials may be insufficient or inadequate or may be interrupted or impacted by the ongoing COVID-19 pandemic;
•
we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical studies, or we may abandon product development programs;
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

Our development costs also will increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our current product candidates and any future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our current product candidates and any future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our current product candidates and any future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Challenges enrolling patients in our clinical trials may delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate and enroll and retain sufficient numbers of eligible patients to participate in these trials. The ongoing COVID-19 pandemic may impact our ability to initiate clinical sites and recruit, enroll and retain patients or may divert healthcare resources away from clinical trials.

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available participants as we will require that participants have specific, measurable characteristics to assure their cancer is severe enough but not too advanced for inclusion in a trial and exclude participants who have conditions that may increase the risk associated with participation in a trial. Additionally, the process of finding patients is costly. If patients are unwilling to participate in our trials, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products will be delayed.

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

Our clinical trials compete with other clinical trials for product candidates that treat the same indications or are in the same therapeutic areas, and this competition may reduce the number and types of eligible patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a competitor's clinical trial. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation of such patients in our clinical trials.

We anticipate that our product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Our product candidates have the potential to be administered or co-formulated in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we are currently conducting a multi-arm Phase 1/2a clinical trial of inupadenant as a single agent and in combination with pembrolizumab. In addition, in collaboration with GSK, we plan to expand the development of EOS-448 with multiple combinations, including with dostarlimab. Our ability to develop and ultimately commercialize our product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that commercial relationships, including our collaborations with Merck and GSK, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Failure to maintain or enter into new successful commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other comparator therapies, may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing inupadenant and EOS-448 for use in combination with checkpoint inhibitor immunotherapies and with other therapies and may develop inupadenant, EOS-448, or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. The results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use, which may require us to work with a third party to satisfy such a requirement. Additionally, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

In the event that Merck, GSK or any other collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of products from Merck, GSK or any other collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Interim “top-line” and preliminary results from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and EOS-448. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the ongoing COVID-19 pandemic on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. For example, the FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. Similar risks relate to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

We are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and in the future may conduct one or more clinical trials outside the United States, including in Europe and in Asia. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including applicable study design, sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, additional trials would be needed, which could be costly and time-consuming, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market inupadenant, EOS-448, or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of inupadenant, EOS-448, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our product candidates, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. A number of large biopharmaceutical and biotechnology companies currently market and sell products, or are pursuing the development of products, for the treatment of solid tumors. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

While our product candidates are intended to be used in combination with other drugs or biologics with different mechanisms of action, if and when marketed they will compete with a number of drugs and biologics that are currently marketed or in development.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer, or are less expensive alone or in combination with other therapies than products we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authorities’ approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by insurers, government, or other third-party payor coverage decisions.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

The size of the potential market for our product candidates is difficult to estimate and, if our assumptions are inaccurate, the actual market for our product candidates may be smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and depend on the drugs with which our product candidates are co-administered or co-formulated and the success of competing therapies and therapeutic approaches. Our estimates of potential market opportunities are predicated on many assumptions that involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. New information may change the estimated incidence or prevalence of indications, and regulatory approvals, if received, may include limitations for use or contraindications that decrease the addressable patient population. If any of the assumptions proves to be inaccurate, the actual markets for our current product candidates and any future product candidates could be smaller than our estimates of the potential market opportunities.

Negative developments in the field of immuno-oncology or in the field of TIGIT or adenosine pathway therapeutics could damage public perception of our product candidates and negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and our mechanisms of action. Adverse events in clinical trials of our product candidates, or in clinical trials of similar products, as well as any other negative developments in the field of immuno-oncology, including in connection with competitor therapies, could result in a decrease in demand for inupadenant, EOS-448, or any future product candidates that we may develop. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trials, greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

If we are unable to successfully commercialize any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for our current or future product candidates, our ability to generate revenues from our product candidates will depend on our success in:

•
launching commercial sales, whether alone or in collaboration with others;
•
receiving an approved label with claims that are necessary or desirable for successful marketing and does not contain limitations that impede our ability to market the product;
•
creating market demand through marketing, sales and promotion activities;
•
hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates in the United States;
•
manufacturing the product in sufficient quantities and at acceptable quality and cost to meet commercial demand;
•
establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•
creating partnerships with, or offering licenses to, third parties to promote and sell our product candidates in foreign markets where we receive marketing approval;
•
maintaining patent and trade secret protection or regulatory exclusivity;
•
achieving market acceptance of our current product candidates or any future product candidates by patients, the medical community, and third-party payors;
•
reimbursement decisions;
•
effectively competing with other therapies; and
•
maintaining a continued acceptable safety profile of our products.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

Risks related to government regulation

Even if our development efforts are successful, we may not obtain regulatory approval for any product candidates in the United States or other jurisdictions, which would prevent us from commercializing our product candidates. Even if we obtain regulatory approval for our product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which may impair our ability to successfully commercialize our product candidates.

We are not permitted to market, promote, or sell our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Even if our product candidates are approved, they may:

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

We have not previously submitted a BLA or NDA to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for any product candidate, and we may not ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, or at all.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we experience delays in obtaining required regulatory approvals, our ability to generate revenue may be materially impaired.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

The FDA or a comparable foreign regulatory authority may determine that our product candidates have serious adverse events or undesirable side effects that delay or prevent their regulatory approval or commercialization.

Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trials, a more restrictive label, or delay or denial of marketing approval. We have identified in the past and may in the future identify serious adverse events suspected to be related to our product candidates. If concerns are raised regarding undesirable side effects or serious adverse events identified during clinical or preclinical testing, including any dose-limiting toxicities, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, declining to approve the product candidate, or issuing a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. The FDA or a comparable foreign regulatory authority requests for additional data or information also could result in substantial delays in the approval of our product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a drug or biologic candidate may only be uncovered when a significantly larger number of patients are exposed to the drug or biologic candidate or when patients are exposed for a longer period of time.

Later discovered undesirable side effects may further result in the imposition of a REMS, label revisions, post-approval study requirements, or other testing, and surveillance.

If our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to specific indications and conditions, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory authorities, Department of Justice, Department of Health and Human Services’, or HHS, Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price, prospects and reputation may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, applicable tracking and tracing requirements, export, import, advertising, marketing, and promotional activities. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with the FDA's current GMP, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and GCPs for any clinical trials that we conduct post-approval.

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

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements either before or after approval, may yield various negative results, including:

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

We may in the future seek orphan drug status for our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may seek orphan drug designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the federal Food, Drug and Cosmetic Act, as amended, or the FD&C Act, and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our current product candidates and any future product candidates are approved, for our targeted indications.

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

FDA’s Fast Track and Breakthrough Therapy designations programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. While we may seek Fast Track or Breakthrough Therapy designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. Fast Track or Breakthrough Designation alone do not guarantee qualification for the FDA’s priority review procedures. A Fast Track or Breakthrough Therapy designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program.

If we are unable to successfully validate, develop, and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, likely will require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we or our collaborators may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Inadequate funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may experience delays in their regulatory activities.

Even if we are able to commercialize any product candidates, such drugs and biologics may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs and biologics vary widely from country to country. Some countries require approval of the sale price of a drug or biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, a number of legislative initiatives have been advanced to contain healthcare costs. We expect that federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Our relationships with healthcare providers, customers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to significant administrative, civil, and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from government healthcare programs, contractual damages, reputational harm, and diminished profits and future earnings.

Our arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•
the federal civil and federal false claims laws and civil monetary penalty laws, including the False Claims Act which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance

Program to report CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may be broader in scope and apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances.

Compliance efforts may be further complicated by the sometime significant variation between federal, state, and local laws which are not preempted by HIPPA. Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options, who may influence the ordering or use of our product candidates, if approved. Governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

Failure to comply with environmental, health, and safety laws and regulations, may subject us to fines or penalties, or costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Expanding our business activities outside of the United States, including our clinical trial efforts, subjects us to the FCPA and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, may fail to comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks related to reliance on third parties

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. Failure by these third parties to satisfactorily carry out their contractual duties or to meet expected deadlines may delay and increase the costs of our development programs, adversely impacting our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our product candidates. The timing of the initiation and completion of these trials, therefore, is partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. We are not able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

CROs, clinical trial investigators or other third parties on which we rely may fail to devote adequate time and resources to our development activities or perform as contractually required. The performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff to COVID-19, prioritization of resources toward the pandemic or high turnover rate. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK for the global development of EOS-448.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates.

Currently we are party to the GSK Collaboration Agreement, pursuant to which we share with GSK responsibility and costs for the global development of EOS-448. Under the GSK Collaboration Agreement, in the United States we and GSK will jointly commercialize and equally split profits while outside of the United States GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. Our collaboration with GSK is not without risks, which include the following:

•
Our control over the development and commercialization activities of EOS-448 may be limited;
•
GSK’s commercialization activities outside the United States may adversely impact our own efforts in the United States;
•
Relying on GSK to commercialize any products containing or comprising EOS-448 that obtain regulatory approval, may cause us to receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects;
•
GSK may compete with us, or collaborate with our competitors;
•
GSK may not properly maintain or defend our intellectual property rights or may improperly use our intellectual property or proprietary information;
•
GSK may fail to meet its obligations under the GSK Collaboration Agreement, to apply sufficient efforts at developing and commercializing EOS-448, or to comply with applicable legal or regulatory requirements; and
•
disputes may arise between us and GSK that cause the delay or termination of the development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.

The occurrence of any of the risks detailed above may materially adversely affect our business and our results of operations. Future collaborations will likely be subject to similar risks as outlined above. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex.

We may not realize the benefits of collaborations related to companion diagnostic tests for our therapeutic product candidates.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. A diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

We rely on third parties to manufacture our product candidates, and we expect to continue to rely on third parties for the clinical as well as any future commercial supply of our product candidates. The development of our product candidates, and the commercialization of any approved products, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient clinical or commercial quantities of such product candidates or products, fails to do so at acceptable quality levels or prices or fails to achieve or maintain satisfactory regulatory compliance.

We do not currently have, and we do not plan to build, the infrastructure or capability internally to manufacture product candidates for use in the conduct of our clinical trials or, if approved, for commercial supply. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

In complying with the manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers also may be subject to audits by the FDA or comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. We may not be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity, and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping, and quality control and testing, may result in lot failures, product recalls, or spoilage. Changes to the manufacturing process often require preclinical and clinical data showing the comparable identity, strength, quality, purity, or potency of the products before and after such changes. Microbial, viral or other contaminations may require closure of facilities for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients also can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

In addition, risks associated with large scale manufacturing for clinical trials or commercial scale include, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency, and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, our manufacturers may not be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product, or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility of competitor discovery, misappropriation, or disclosure.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements with our advisors, employees, third-party contractors, and consultants. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with often expect to be granted rights to publish data arising out of such collaboration, and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Sharing trade secrets and other confidential information increases the risk that such information becomes known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Risks related to our limited operating history, financial position and capital requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage immuno-oncology company with a limited operating history. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Inupadenant and EOS-448 are each in ongoing Phase 1/2a clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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
•
operate as a public company.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek approval for, and market additional product candidates. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenues that are significant or large enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on stockholders’ equity.

We have never generated any revenue from product sales and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•
initiating and completing research regarding, and preclinical and clinical development of, inupadenant, EOS-448, and any other product candidates;
•
obtaining marketing approvals for inupadenant, EOS-448, and any other product candidates for which we complete clinical trials;
•
developing a sustainable and scalable manufacturing process for inupadenant, EOS-448, and any other product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•
launching and commercializing inupadenant, EOS-448, and any other product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
•
obtaining market acceptance of inupadenant, EOS-448, and any other product candidates as viable treatment options;
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

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development or commercialization efforts.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of researching and developing inupadenant, EOS-448, and any other product candidates, and conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approvals for inupadenant, EOS-448, and any other product candidates if clinical trials are successful;
•
the extent to which we develop, in-license or acquire other product candidates and technologies;
•
the number and development requirements of other product candidates we may pursue;
•
the success of the GSK collaboration and any other collaborations;
•
the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•
the cost of manufacturing inupadenant, EOS-448, and any other product candidates for clinical trials in preparation for marketing approval and commercialization;
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

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

Risks related to intellectual property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and research programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business, however, we cannot predict:

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. Additionally, we may fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

We also cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. We must correctly interpret the relevance or the scope of a patent or a pending application, determine whether our products are covered by a third-party patent, predict whether a third party’s pending application will issue with claims of relevant scope, and determine the expiration date of any patent in the United States or abroad that we consider relevant. Failure to do so may negatively impact our ability to develop and market our products.

We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

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

Our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and in recent years has been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law and included a number of significant changes to United States patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. Such avenues include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing and future patents.

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

Patent rights are of limited duration. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering our current product candidates or any future product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could be expensive, time consuming and adversely affect our ability to develop or commercialize our product candidates.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, which may not be able to do. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We could be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Risks related to our business operations, employee matters, taxes, litigation, and managing growth

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

The continued spread of COVID-19 and identification of new strains of the virus could adversely impact our clinical trials, manufacturing and other operations, including:

•
Clinical trials: The ongoing COVID-19 pandemic may cause delays in some of our clinical trials. Responses to COVID-19 by healthcare providers and regulatory agencies or staffing issues related to the COVID-19 response could impact the ability of clinical trial sites to participate in new clinical trials and could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. Missing data could undermine data integrity and probability of success. In addition, due to COVID-19, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) were implemented in many countries during the past two years, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, which may negatively impact the execution of clinical trials. In addition, the vaccination efforts could slow patient enrollment in our studies as some patients may be unwilling to enroll in clinical trials before or soon after receiving the vaccination. Additionally, we have experienced challenges with respect to climate-controlled shipping of our product candidates, which may delay our ability to dose patients in our ongoing trials. Any negative impact COVID-19 has on study start-up, patient enrollment, retention or treatment, or data collection and validation could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.
•
Manufacturing: The ongoing COVID-19 pandemic may negatively affect the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Demand for vaccines and treatments for COVID-19 may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in clinical trials.
•
Operations: COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus. In response to these measures, in March 2020 we required all non-laboratory employees and all non-essential employees for laboratory work to work remotely, suspended non-essential travel for our employees and discouraged employee attendance at other gatherings. In May 2020, as certain states eased restrictions, we established new protocols to better allow its full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. These measures were not without risk. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted, the extent of which will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate.
•
Stock Price: COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk factors” section.

We expect to expand our development, regulatory, and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 94 full-time employees. As we advance our research and development programs and as we begin operating as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our product candidates receive marketing approval, sales, marketing, and distribution. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain, and motivate additional qualified personnel;
•
manage our development efforts effectively, including the initiation and conduct of clinical trials for our current product candidates or any future product candidates, both as monotherapy and in combination with other intra-portfolio product candidates; and
•
improve our operational, financial, and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture, and commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on the services of our founder, Michel Detheux, Ph.D., who serves as our Chief Executive Officer and President, and on our other executives. Although we have entered into employment agreements with each of our executives, such agreements are not for a specific term and each executive may terminate their employment with us at any time. We are not aware of any present intention of any of these key personnel to leave us. We do not maintain “key person” insurance for any of our executives or employees. We believe that any of our executives would be difficult to replace.

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. Although we conduct our research and development in Belgium, our headquarters with management is located in Massachusetts, and we plan on expanding our clinical development activities in the Boston area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of our competitors have greater financial and other resources, different risk profiles and a longer history in the industry than we do, and may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Any or all of these factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our current product candidates or any future product candidates and to grow our business and operations as currently contemplated.

Cyberattacks on our information systems risk disclosure of confidential or proprietary information, including personal data, and could damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. Successful cyberattacks could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Successful cyberattacks cause serious negative consequences, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Information security breaches can result in business, legal, financial, or reputational harm, or have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

If we are unable to prevent or mitigate the impact of security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. If we or third-party CMOs, CROs or other contractors or consultants fail to comply with United States and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Unfavorable global economic and trade conditions could adversely affect our business, financial condition, or results of operations.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, political instability and military or other conflicts, including Russia’s invasion of Ukraine and the potential for a wider European or global conflict, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may negatively impact our supply chain, manufacturing costs or productivity, the economies in geographies in which we operate, or our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. It may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, our insurance may not be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

A portion of our manufacturing of our lead product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently and expect to continue to contract manufacturing operations to third parties, and clinical quantities of our lead product candidates inupadenant and EOS-448 are manufactured by these third parties outside the United States, including in China. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, the COVID-19 pandemic or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China and in 2017, the United States proposed tariffs of 25% on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Our operations subject us to potentially adverse tax consequences.

We are required to file income tax returns in the U.S. and Belgium, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Furthermore, significant judgment is required in evaluating our tax positions, including our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our interpretation or application of accounting policies may be questioned by the relevant tax authorities, and the relevant tax laws and regulations, or the interpretation thereof, including through tax rulings, by the relevant tax authorities, may be subject to change. Any adverse outcome of such a review or change, including any adverse resolution of one or more uncertain tax positions, may lead to adjustments in the amounts recorded in our financial statements, and could have a materially adverse effect on our operating results and financial condition.

United States federal income tax reform or unanticipated changes in Belgian tax laws and regulations could adversely affect our business and financial condition.

We are subject to taxes in the U.S. and Belgium, as well as laws and regulations regarding taxes, levies, and other charges in different countries, including transfer pricing and tax regulations for the compensation of personnel and third parties. Dealings between current group companies and former group companies as well as additional companies that may form part of our group in the future are subject to transfer pricing regulations, which may be subject to change and could affect us.

Our effective tax rates in Belgium and the United States could be adversely affected by changes in tax laws, treaties and regulations, both internationally and domestically, or the interpretation thereof by the relevant tax authorities, including changes to the innovation income deduction, possible changes to the corporate income tax base, wage withholding tax incentive for qualified research and development personnel in Belgium and other tax incentives and the implementation of new tax incentives. The Biden Administration and the Congress have introduced legislation that could significantly change U.S. tax laws. The likelihood of any such legislation being enacted is uncertain but could adversely impact us.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current laws, United States federal net operating losses generated after December 31, 2017, and prior to January 1, 2021, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such United States federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside the Company’s control. As of December 31, 2021, we had United States federal and state net operating loss carryforwards of zero and $52.0 million, respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to the Company.

If we are unable to use Belgian tax loss carryforwards to reduce future taxable income or benefit from the favorable Belgian tax legislation, our business, results of operations and financial condition may be adversely affected.

At December 31, 2021, we had an estimated cumulative carry forward tax losses of €49.7 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from certain research and development incentives including, for example, the Belgian research and development tax credit. This tax credit can be offset against the Belgian corporate income tax due. The excess portion may be refunded as from the end of a five-year fiscal period. The research and development incentive is calculated based on the amount of eligible research and development expenditure. The Belgian tax authorities may audit each research and development program in respect of which a tax credit has been claimed and assess whether it qualifies for the tax credit regime. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the Belgian government decides to eliminate, or reduce the scope or the rate of, the research and development incentive benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.

We also expect to benefit from the innovation income deduction, or IID, in Belgium. The IID regime allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues, 3.75% as of January 1, 2020.

Our inability to qualify for the abovementioned advantageous tax regimes, as well as the application of the minimum taxable base, may adversely affect our business, results of operations, and financial condition.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for EOS-448 and inupadenant. During the year ended December 31, 2021, we received €0.5 million under the EOS-448 grant and €1.7 million under the inupadenant grant.

We must repay 30% of the amount received under the grants unless we decide not to pursue commercial development or out licensing of the drug candidate, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region. This is referred to as the fixed repayment. In addition, in the event that we receive revenue from products or services related to the results of the program, we will have to pay to the Walloon Region a 0.33% royalty on revenue resulting from the first RCA grant and a 0.15% royalty on revenue resulting from the second RCA grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed repayment, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Risks related to ownership of our common stock

The trading price of our common stock has been volatile.

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk factors” section, these factors include:

•
the results of our ongoing, planned or future preclinical studies, clinical trials or clinical development programs;
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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Raising additional capital and future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates, and could cause our stock price to fall.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 50.1% of our outstanding voting stock as of December 31, 2021. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In November 2021, the Company entered into a lease for 9,068 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts 02472, which terminates in February 2027. As of March 1, 2022, we moved our principal office to this property. Prior to that date, our principal office was located at 139 Main Street, Cambridge, Massachusetts 02142, which provided approximately 2,479 square feet of office space. The lease for the Cambridge office will expire on May 31, 2022.

For our Belgian subsidiary, we lease a facility containing approximately 1,577 square meters for laboratory and office space, which is located at 29 Rue des Frères Wright, 6041 Charleroi, Belgium. The lease expired on December 31, 2021, subject to an option to renew for additional one-year terms. In January 2021, the
Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through
January 2030 and include 201 square meters of additional space. In October 2021, the Company entered into an agreement to lease an additional 453 square meters of space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “ITOS”.

Holders of Record

As of March 18, 2022, there were approximately 22 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Securities authorized for issuance under equity compensation plans

The information required by Item 5 of Form 10-K regarding equity compensation plans will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for people living with cancer. We leverage our deep understanding of tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of our therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

Our lead antibody product candidate, EOS-448, also known as GSK4428859A, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. EOS-448 was selected for its affinity for TIGIT, its potency and its potential to engage the Fc gamma receptor, or FcγR, to activate dendritic cells, natural killer cells, and macrophages and to promote cytokine release, activation of antigen presenting cells, and antibody-dependent cellular cytotoxicity, or ADCC, activity. We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. Our internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional targets that complement our TIGIT and A2AR programs or address additional immunosuppressive pathways. In September 2021, we nominated a product candidate in the adenosine pathway for Investigational New Drug, or IND, enabling studies. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK, executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, iTeos has dosed the first patients in a clinical trial assessing the doublet of GSK’s anti-PD-1 (dostarlimab) with EOS-448. We plan to evaluate this combination in registration-directed trials in first line PD-L1 high non-small cell lung cancer, head and neck squamous cell carcinoma and an additional indication. We and GSK also are initiating Phase 1b trials with novel triplets, including dostarlimab with EOS-448 and inupadenant as well as EOS-448 with dostarlimab and GSK’s anti-CD96 antibody, GSK’608.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO.

Through December 31, 2021, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of December 31, 2021, our principal source of liquidity was cash and cash equivalents, which totaled $848.5 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2020, the Company made a payment of $1.0 million due to reaching an additional milestone (dosing of first patient for Phase 1 clinical trial). As of the date of this Annual Report on Form 10-K, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through December 31, 2021, we have paid a total of $3.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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

Impact of COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and 2021, we have maintained and expanded our business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow its full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to our onsite employees.

While the ongoing COVID-19 pandemic has not significantly impacted our business or results of operations, the future impact of the COVID-19 pandemic on our industry, the healthcare system, our development timelines for EOS-448 and inupadenant, our preclinical research and development, and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the scope, severity and duration of the COVID-19 pandemic, the identification of additional variants of COVID-19, the availability and utilization of vaccines and treatments for COVID-19, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others particularly in the geographies where we, our third party manufacturers, contract research organizations (CROs) or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See “Risk factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of our results of operations

Revenue

To date, our revenues have been derived from the upfront payment associated with the GSK Collaboration Agreement.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Year ended December 31,
(in thousands)	2021	2020
Direct research and development expenses by program:
EOS-448	$14,641	$5,884
Inupadenant	18,714	13,180
Other non-clinical programs	8,450	2,976
Indirect research and development expenses(1)	17,564	7,860
Total research and development expense	$59,369	$29,900

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

Grant income

We have agreements with granting agencies whereby we receive funding under grants that partially or fully reimburse us for eligible research and development expenditures. Certain grant agreements require us to repay the funding depending on whether we decide to pursue commercial development or out-licensing of any drug candidate that is produced from the research program. The repayment provision includes a portion that is fixed (corresponding to 30% of the grant), payable in annual installments, which is effective unless we decide not to pursue commercial development or out licensing of the drug candidate. The repayment provision also includes a potential obligation to pay a royalty that is contingent upon achieving sales of a product developed through the program. The maximum amount payable to the granting agency under each grant, including the fixed repayments, the royalty on revenue and the interest thereon, is twice the amount of funding received.

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (13.5% for 2021 and 2020) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheet.

Fair value adjustment for preferred stock tranche rights liability

Prior to March 2020, we had an obligation to issue and our investors’ had an obligation to purchase additional shares of Series B preferred stock. This obligation represented a freestanding financial instrument. The resulting preferred stock tranche rights liability was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations and comprehensive income (loss) during each period while such instruments were outstanding and the tranche rights were settled in the first quarter of 2020. Accordingly, we are no longer required to record a liability for this obligation or changes in the fair value of the liability.

Other income (expense), net

Other income (expense), net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive income (loss). Items included are interest income, bank fees and gain or loss on foreign currency transactions.

Income taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. For the first time since inception, we recognized income in 2021. Due to the revenue earned, we recognized income tax expense in 2021. As of December 31, 2021, we had foreign net operating loss carryforwards of $56.3 million with no expiration. As of December 31, 2021, we have fully utilized the U.S. net operating loss carryforwards and have $52.0 million of state net operating loss carryforwards. These net operating losses, along with temporary differences related primarily to capitalized research and development, or R&D expenses for tax purposes in Belgium and stock-based compensation in the U.S., resulted in a net deferred tax asset of $26.6 million. We have concluded that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of December 31, 2021. In addition, the Company recorded a $17.0 million liability as of December 31, 2021, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar change in those items:

	Year ended December 31,		Period to period
(in thousands)	2021	2020	change
Revenue:
License and collaboration revenue	$344,775	$—	$344,775
Total Revenue	344,775	—	344,775
Operating expenses:
Research and development expenses	59,369	29,900	29,469
General and administrative expenses	40,505	15,340	25,165
Total operating expenses	99,874	45,240	54,634
Income (loss) from operations	244,901	(45,240)	290,141
Other income and (expenses):
Grant income	10,181	5,647	4,534
Research and development tax credits	—	286	(286)
Fair value adjustment for preferred stock tranche rights liability	—	1,265	(1,265)
Other income (expense), net	1,382	(48)	1,430
Income (loss) before income taxes	256,464	(38,090)	294,554
Income tax expense (benefit)	41,943	(57)	42,000
Net income (loss)	$214,521	$(38,033)	$252,554

License and collaboration revenue

License and collaboration revenue equaled $344.8 million for the year ended December 31, 2021, resulting from a portion the GSK upfront payment that was recognized in the second half of 2021.

Research and development expenses

Research and development expenses increased by $29.5 million to $59.4 million for the year ended December 31, 2021, from $29.9 million for the year ended December 31, 2020. This increase was primarily related to an increase of $5.0 million of payroll and related costs, a $19.8 million increase CRO/CMO fees and internal laboratory expenses, a $1.5 million increase in stock-based compensation, an increase of $0.8 million in professional fees and an increase of $0.6 million related to facilities. The Company recognized royalty expenses owed to the Walloon Region, equaling $0.9 million, due to the upfront fee license fee received from the GSK Collaboration Agreement. In addition, there was also a $0.9 million increase related to various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the year ended December 31, 2021.

General and administrative expenses

General and administrative expenses increased by $25.2 million to $40.5 million for the year ended December 31, 2021 from $15.3 million for the year ended December 31, 2020.

The increase was primarily attributable to an increase of $1.8 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $8.0 million increase in stock-based compensation, an increase of $11.3 million in professional fees, an increase of $1.0 million in recruiting fees, an increase of $0.4 million related to facilities and an increase of $1.8 million for directors and officers insurance as a result of becoming a public company in July 2020. In addition, there was also a $0.9 million increase related to various other general and administrative expenses. The overall increase in professional fees can be primarily attributed to the advisor and legal fees incurred by us for the GSK Collaboration Agreement, which equaled $6.8 million for the year ended December 31, 2021. In addition, we incurred additional professional fees related to SEC reporting, SOX compliance, as we were a public company for a full year in 2021, and consulting costs related to our corporate structure in Belgium.

Grant income

Grant income increased by $4.6 million to $10.2 million for the year ended December 31, 2021 from $5.6 million for the year ended December 31, 2020. The overall increase in grant income, driven by spending on qualified research and development activities, was primarily attributable to preclinical activities, which were approved in March 2021, and the inupadenant program. For the year ended December 31, 2021, grant income relating to preclinical activities increased by $4.5 million and the grant income relating to the inupadenant program increased by $0.1 million.

Research and development tax credits

Research and development tax credits decreased by $0.3 million as no research and development tax credits were recognized as income for the year ended December 31, 2021, as the research and development tax credits are expected to be utilized to reduce the 2021 taxes due in Belgium.

Fair value adjustment for preferred stock tranche rights liability

As a result of changes in the fair value of the preferred stock tranche rights liability, we recognized other income of $1.3 million for the year ended December 31, 2020. As of December 31, 2020, the tranche rights have been settled and the remaining liability has been reclassified to additional paid-in capital.

Income tax (benefit) expense

	Year ended December 31,
(in thousands)	2021	2020
Income (loss) before income taxes	$256,464	$(38,090)
Income tax expense (benefit)	41,943	(57)
Effective tax rate	16.35%	0.15%

Our effective tax rate increased from 0.15% to 16.35% in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the generation of pre-tax income in 2021 as a result of the GSK Collaboration Agreement. The 2021 effective tax rate was lower than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation and the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime. In addition, the Company recorded a $17.0 million liability as of December 31, 2021, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

See Note 9, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

In June, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of December 31, 2021, we had

$848.5 million in cash and cash equivalents. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the EOS-448 grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of December 31, 2021, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

The following is a summary of our contractual obligations as of December 31, 2021:

Contractual Obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(In thousands)
Operating lease obligation (1)	$6,243	$920	$1,998	$1,907	$1,418
Grants repayable (2)	6,625	190	442	852	5,141
Totals	$12,868	$1,110	$2,440	$2,759	$6,559

(1)
During the year ended December 31, 2021, we entered into two amendments to extend the Belgium lease and increase the office and lab space, effective February 2021 and October 2021, both with a termination date of January 2030. The February 2021 amendment increased the office and laboratory space by 201 square meters and the November 2021 amendment increased the office and laboratory space by 453 square meters. In November 2021, we entered into a new lease for 9,068 square feet of office space in Watertown, Massachusetts, which terminates in February 2027.
(2)
We have entered into two arrangements with the Walloon Region of Belgium, whereby the Walloon Region would provide us with up to $26.2 million for our EOS-448 ($4.9 million) and inupadenant ($21.3 million) research and development programs. As of December 31, 2021, we have received $3.1 million under the EOS-448 grant and $19.0 million under the inupadenant grant. We must repay 30% of the amount received under the grants in annual installments from 2023 to 2042 unless we decide not to pursue development and commercialization of the intellectual property developed arising from the program, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region.

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

The table above does not include any required expenditures part of the GSK Collaboration Agreement as part of the Global Development Plan, the Company and GSK agree to spend an aggregate amount of at least $900 million. GSK is responsible for 60% of the cost, while the Company is responsible for the remaining 40% of the cost related to the Global Development Plan. We have not included such potential expenditures, as the timing of the obligations are not known with certainty.

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

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$513,140	$(25,176)
Investing activities	(1,242)	(377)
Financing activities	3,659	340,339
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,176)	1,678
Net increase in cash, cash equivalents and restricted cash	$512,381	$316,464

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $513.1 million during the year ended December 30, 2021. The increase was due to the upfront payment from GSK received in August 2021, which equaled $625.0 million. This was partially offset by operating expenses, excluding stock based compensation, equaling $86.1 million and various prepayments and over payment of taxes made in 2021. During the year ended December 31, 2020, we used cash in operating activities of $25.2 million, primarily resulting from our net loss of $38.0 million, partially offset primarily by the non-cash charge related to stock-based compensation of $4.3 million and a decrease in grants receivable of $5.2 million.

Net cash used in investing activities

Net cash used in investing activities increased $0.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cash used in investing activities was primarily due to higher investments in furniture and office equipment and leasehold improvements due to the expansion of office space in Belgium and the new lease in Watertown, MA during the year ended December 31, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $3.7 million during the year ended December 31, 2021. This was due to the proceeds received from the exercise of stock options, equaling $3.0 million, and proceeds from grant programs with a potential obligation for repayment, equaling $0.7 million, during the year. Net cash provided by financing activities was $340.3 million during the year ended December 21, 2020. We raised cash through the issuance of Series B-2 preferred stock, with net proceeds of $125.0 million and from our IPO, with net proceeds of $210.6 million. In addition, we received $4.0 million under grant programs with a potential obligation for repayment and $0.7 million in proceeds received from the exercise of stock options during the year.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $3.2 million in the effects of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2021 was primarily caused by the decrease in the euro to dollar exchange rate between December 31, 2020 and 2021. The $1.7 million increase for the year ended December 31, 2020 was primarily caused by the increase in the euro to dollar exchange rate between December 31, 2019 and December 31, 2020.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2 trials for both EOS-448 and inupadenant and move to larger randomized and registration-directed trials for both programs, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

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

In June, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones.

As of December 31, 2021, we had cash and cash equivalents of $848.5 million. The significant increase in cash and cash equivalents is due to the $625.0 million upfront payment from GSK received on August 5, 2021. We believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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
•
the ongoing costs of operating as a public company; and
•
the emergence of competing therapies and other adverse market developments.

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

Revenue Recognition

We generate revenue from our GSK Collaboration Agreement. We recognize revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

We must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. Since the upfront license was bundled with other promises, we utilized judgment to assess the nature of the combined performance obligation and determined that the combined performance obligation is satisfied over time. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There are no outputs from the performance obligation. As a result, an input method was appropriate. A cost to cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

The preceding estimates and judgments materially affect our recognition of revenue. Changes in our estimates of forecasted development costs could impact percentage complete and could have a material effect on revenue recorded in the period in which we determine that change occurs.

Stock-based compensation expense

Prior to our IPO in July 2020, there had been no public market for our common stock. The estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate our enterprise value. In addition to considering the results of these third-party valuations, our board of directors considered both objective and subjective factors, including:

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

Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

We have agreements with granting agencies whereby we receive funding under grants, which partially or fully conreimburse us for eligible research and development expenditures. Certain grant agreements require us to repay the funding wherein the repayment provision of the grants are predicated on whether we decide to pursue commercial development or out licensing of the drug candidate that is produced from the results of the research program. The repayment provision includes a portion that is fixed (corresponding to 30% of the grant) which is effective after we decide to pursue commercial development or out licensing of the drug candidate. The repayment provision also includes a potential obligation to pay a royalty that is contingent upon achieving sales of a product developed through the program. The maximum amount payable to the granting agency under each grant, including the fixed repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of December 31, 2021, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes or taxes payable based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that some of those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and Belgium, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to disclose this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual/ Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act as the process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and • fairly reflect the transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

The Company has adopted a hybrid work model for all employees. For when employees are working in the office, the Company has implemented safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. The Company has also maintained efficient communication with the Company’s partners and clinical sites as the COVID-19 situation has progressed. The Company has taken these precautionary steps while maintaining business continuity so that it can continue to progress with its programs. These changes did not materially impact our internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the items listed below.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. As a result of the GSK Collaboration Agreement, we implemented significant new accounting processes and internal controls over the related revenue recognition.

Effective January 1, 2021, we adopted ASU No. 2016-02, “Leases (Topic 842)” and related amendments (collectively, the “new lease standard”). As a result of our adoption of the new lease standard, we implemented significant new lease accounting processes and internal controls over lease accounting to assist us in the application of the new lease standard.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at investors.iteostherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual
Report. We have included our website address in this Annual Report solely as an inactive textual reference. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020).

3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020).

4.1

Amended and Restated Stockholders’ Agreement, dated as of March 24, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K(File No. 001-39401) filed on March 24, 2021).

10.1+

2019 Stock Option and Grant Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.2+

2020 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.3**

Third Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated February 22,2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on May 13, 2021).

10.4**

Master Services Agreement between iTeos Belgium and WuXi Biologics (Hong Kong) Limited, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.5+	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.6+	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.7	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.9+

Employment Agreement between the Registrant and Michel Detheux, Ph.D. (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.10+

Employment Agreement between the Registrant and Matthew Call (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.11+

Employment Agreement between the Registrant and Joanne Jenkins Lager, M.D (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.12+

Employment Agreement between the Registrant and Matthew Gall (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.13**

Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on August 11, 2021).

10.14*	Lease Agreement between ARE-MA Region No. 75, LLC and iTeos Therapeutics, Inc. dated November 8, 2021.

10.15+*	Employment Contract between iTeos Belgium S.A. and Yvonne McGrath effective as of May 18, 2020.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises BV/SRL

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iTeos Therapeutics, Inc.

Date: March 23, 2022	By:	/s/ Michel Detheux
Michel Detheux
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Michel Detheux and Matthew Gall, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michel Detheux	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Michel Detheux

/s/ David L. Hallal	Director and Chairman of the Board of Directors	March 23, 2022
David L. Hallal

/s/ Matthew Gall	Chief Financial Officer (Principal Financial	March 23, 2022
Matthew Gall	Officer and Principal Accounting Officer)

/s/ Detlev Biniszkiewicz	Director	March 23, 2022
Detlev Biniszkiewicz

/s/ Aaron Davis	Director	March 23, 2022
Aaron Davis

/s/ Derek DiRocco	Director	March 23, 2022
Derek DiRocco

/s/ Tim Van Hauwermeiren	Director	March 23, 2022
Tim Van Hauwermeiren

/s/ Tony Ho	Director	March 23, 2022
Tony Ho

/s/ Robert Iannone	Director	March 23, 2022
Robert Iannone

/s/ Ann D. Rhoads	Director	March 23, 2022
Ann D. Rhoads

/s/ Matthew Roden	Director	March 23, 2022
Matthew Roden

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of iTeos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iTeos Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises BV/SRL

Zaventem, Belgium

March 23, 2022

We have served as the Company’s auditor since 2017.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$848,537	$336,326
Grants receivable	4,022	133
Research and development tax credits receivable	524	192
Refundable income taxes	7,544	—
Prepaid expenses and other current assets	14,086	2,893
Total current assets	874,713	339,544
Property and equipment, net	2,072	1,352
Research and development tax credits receivable, net of current portion	2,004	3,286
Restricted cash	298	128
Right of use assets	5,329	—
Other assets	296	248
Total assets	$884,712	$344,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,145	$3,026
Accrued expenses and other current liabilities	17,157	7,486
Deferred income	827	4,486
Deferred revenue	280,225	—
Lease liabilities	770	—
Total current liabilities	304,124	14,998
Grants repayable	6,164	5,883
Lease liabilities, net of current portion	4,571	—
Unrecognized tax benefits	17,000	—
Other noncurrent liabilities	33	480
Total liabilities	331,892	21,361
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at December 31, 2021 and 2020, respectively, and zero shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2021 and 2020, respectively; 35,466,001 and 35,044,758 shares issued and outstanding at December 31, 2021 and 2020, respectively	35	35
Additional paid-in capital	413,180	396,443
Accumulated other comprehensive (loss) income	(1,018)	617
Retained earnings (accumulated deficit)	140,623	(73,898)
Total stockholders’ equity	552,820	323,197
Total liabilities and stockholders’ equity	$884,712	$344,558

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Revenue:
License and collaboration revenue	$344,775	$—
Total revenue	344,775	—
Operating expenses:
Research and development expenses	59,369	29,900
General and administrative expenses	40,505	15,340
Total operating expenses	99,874	45,240
Income (loss) from operations	244,901	(45,240)
Other income and (expenses):
Grant income	10,181	5,647
Research and development tax credits	—	286
Fair value adjustment for preferred stock tranche rights liability	—	1,265
Other income (expense), net	1,382	(48)
Income (loss) before income tax expense (benefit)	256,464	(38,090)
Income tax expense (benefit)	41,943	(57)
Net income (loss)	214,521	(38,033)
Cumulative dividends on Series A Preferred Stock	—	(249)
Accretion of redeemable convertible preferred stock to redemption value	—	(5,120)
Net income (loss) attributable to common stockholders	$214,521	$(43,402)
Basic net income (loss) per common share	$6.10	$(2.88)
Diluted net income (loss) per common share	$5.68	$(2.88)
Weighted-average common shares outstanding—basic	35,181,383	15,080,266
Weighted-average common shares outstanding—diluted	37,774,790	15,080,266

Net income (loss)	$214,521	$(38,033)
Foreign currency translation adjustments	(1,635)	841
Comprehensive income (loss)	$212,886	$(37,192)

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
(in thousands except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficit)
Balance at December 31, 2019	6,167,726	$5,353	20,942,781	$46,404	256,548	$1	$—	$(224)	$(35,865)	$(36,088)
Issuance of Series B-2 Preferred Stock, net of issuance costs of $332	—	—	44,453,477	125,026	—	—	—	—	—	—
Settlement of preferred stock tranche right							4,135			4,135
Accretion of Series B and B-2 Preferred Stock to redemption value	—	—	—	5,120	—	—	(5,120)	—	—	(5,120)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(6,167,726)	(5,353)	(65,396,258)	(176,550)	22,460,076	22	181,881			181,903
Issuance of common stock from initial public offering, net of issuance costs of $19.1 million					12,091,675	12	210,600			210,612
Stock-based compensation	—	—	—	—	—	—	4,292	—	—	4,292
Common stock issued upon exercises of options	—	—	—	—	236,459	—	655	—	—	655
Currency translation adjustment	—	—	—	—	—	—	—	841	—	841
Net loss	—	—	—	—	—	—	—	—	(38,033)	(38,033)
Balance at December 31, 2020	—	$—	—	$—	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	—	—			13,794			13,794
Common stock issued upon exercises of options	—	—	—	—	421,243	—	2,943	—	—	2,943
Currency translation adjustment	—	—	—	—	—	—	—	(1,635)	—	(1,635)
Net income	—	—	—	—	—	—	—	—	214,521	214,521
Balance at December 31, 2021	—	$—	—	$—	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$214,521	$(38,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	603	535
Stock-based compensation	13,794	4,292
Change in operating lease right-of-use assets	12	—
Fair value adjustment for preferred stock tranche rights liability	—	(1,265)
Deferred rent	—	(35)
Changes in operating assets and liabilities:
Grants receivable	(4,071)	5,175
Research and development tax credits receivable	727	(142)
Refundable income taxes	(7,544)	—
Prepaid expenses and other current assets	(11,789)	(1,927)
Accounts payable	2,280	1,677
Accrued expenses and other liabilities	9,959	2,759
Deferred income	(3,480)	—
Deferred revenue	281,128	1,788
Unrecognized tax benefits	17,000	—
Net cash provided by (used in) operating activities	513,140	(25,176)
Cash flows from investing activities
Purchase of property and equipment	(1,181)	(356)
Purchase other assets	(61)	(21)
Net cash used in investing activities	(1,242)	(377)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discount	—	213,660
Payment of initial public offering costs	—	(3,048)
Proceeds from issuance of Series B-2 Preferred Stock	—	125,358
Payment of issuance costs on Series B-2 Preferred Stock	—	(332)
Proceeds from issuance of common stock upon exercise of options	2,943	655
Proceeds from grants repayable	716	4,046
Net cash provided by financing activities	3,659	340,339
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,176)	1,678
Net increase in cash, cash equivalents and restricted cash	512,381	316,464
Cash, cash equivalents and restricted cash at beginning of year	336,454	19,990
Cash, cash equivalents and restricted cash at end of year	$848,835	$336,454
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$181,903
Capital expenditure included in accounts payable	$175	$—
Accretion of Series B and B-2 Preferred Stock to redemption value	$—	$5,120
Settlement of preferred stock tranche right	$—	$4,135
Operating lease liabilities arising from obtaining right-of-use assets	$5,877	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$32,019	$108

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Organization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of highly differentiated immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

The Company’s lead antibody product candidate, EOS-448, also known as GSK4428859A, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. EOS-448 was selected for its affinity for TIGIT, its potency and its potential to engage the Fc gamma receptor, or FcγR, to activate dendritic cells, natural killer cells, and macrophages and to promote cytokine release, activation of antigen presenting cells, and antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020, the Company started an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors. In April 2021, the Company reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent. In September 2021, the Company dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and in combination with the Company's A2AR antagonist inupadenant in patients with solid tumors. As of January 2022, the Company continues to explore EOS-448 in combination with pembrolizumab, dostarlimab or inupadenant in patients with solid tumors in ongoing Phase 1b trials.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, the Company is also advancing an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company agreed to grant GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company will assess the doublet of GSK’s anti-PD-1 (dostarlimab) with EOS-448 in first line PD-L1 high non-small cell lung cancer, head and neck squamous cell carcinoma and an additional indication in registration-directed trials. The Company and GSK also are initiating trials with novel triplets, including dostarlimab with EOS-448 and inupadenant as well as EOS-448 with dostarlimab and GSK’s anti-CD96 antibody, GSK’608.

The Company is also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. The Company is investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of the Company's Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, the Company identified a potential predictive biomarker and it continues to evaluate this signal in the ongoing Phase 1b/2a trial. In 2022, the Company plans to initiate a randomized Phase 2 trial in a solid tumor indication to evaluate the combination of inupadenant with chemotherapy compared to standard of care chemotherapy alone. The Company has completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. The Company has initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma, currently in an ongoing trial. In addition, the Company is evaluating a salt form of inupadenant in a Phase 1 study.

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. The Company's internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. In September 2021, the Company nominated a product candidate in the adenosine pathway for Investigational New Drug, or IND, enabling studies. The Company's expertise also allows it to integrate a biomarker-rich strategy into its clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients it deems most likely to benefit from treatment.

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company has earned income during the current period, which equaled net income of $214.5 million for the year ended December 31, 2021. As of December 31, 2021, the Company had retained earnings of $140.6 million. As of March 23, 2022, the issuance date of the consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2020 and 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. The Company expects to continue incurring additional costs to ensure it adheres to the best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention (CDC), the European Center for Disease Prevention and Control (ECDC) and the World Health Organization (WHO), and to provide a safe working environment to its onsite employees.

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

Foreign currency, currency translation and comprehensive income (loss)

The reporting currency of the consolidated financial statements is the U.S. dollar (USD). The functional currency for iTeos Belgium is the euro and the functional currency for iTeos Inc., iTeos SC, and iTeos LLC is the USD.

Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss) as settled.

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized gains and losses from foreign currency translation of iTeos Belgium during the years ended December 31, 2021 and 2020, which meets the criteria as other comprehensive income (loss) and, therefore, the Company has reported comprehensive income (loss) and net income (loss).

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

Financial instruments measured at fair value on a recurring basis include cash equivalents (money market funds) and preferred stock tranche rights liabilities prior to their settlement (Note 3).

The fair value of cash equivalents was determined based on Level 1 inputs as described in Note 3. The fair value of preferred stock tranche rights liabilities was determined based on Level 3 inputs as described in Note 3. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2021 or 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2021 or 2020.

Concentration of credit risk

As of December 31, 2021 and 2020, the Company’s cash and cash equivalents consisted primarily of cash balances held in U.S. dollars in money market funds and money market accounts and euro in accounts with European banks in excess of publicly insured limits. The Company does not believe it is subject to unusual credit risk associated with commercial banking relationships.

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

Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss).

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. As there were no indicators of impairment, the Company did not recognize any impairment charges for the years ended December 31, 2021 or 2020.

Deferred offering costs

The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as other non-current assets until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of the related equity generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive income (loss). After consummation of the IPO, which closed on July 28, 2020, these costs were all recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Revenue recognition

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (ASC 808). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development. As such, the Company will expense costs as incurred, including any reimbursements made, and recognize reimbursements received as a reduction of research and development expense. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606).

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

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

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

At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue is constrained as management is unable to assert that a reversal of revenue would not be possible. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenue resulting from any of its agreements.

Deferred revenue arises from amounts received in advance of the transfer of control and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.

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

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are, therefore within the scope of ASC Topic 808, Collaborative Arrangements. This assessment is performed throughout the life of the arrangement and takes into consideration changes in the responsibilities of all parties to the arrangement. Collaboration agreements may include reimbursements from and payments to parties due to the activities performed by either party. Any reimbursement from and payment to parties involved in a collaboration agreement are recorded as a reduction to research and development expense.

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

Leases

On January 1, 2021, the Company adopted Accounting Standard Update, or ASU No. 2016-02 (Topic 842), Leases, or ASC 842. Under the standard, the Company accounts for leases using a right-of-use, or ROU, model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. On the date of adoption, the Company recognized $0.9 million of right-to-use assets and lease liabilities in the consolidated balance sheet.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. The Company typically only includes an initial lease term deemed reasonable certain to occur. It also considers termination options and factors those into the determination of lease payments. Options to renew a lease are not included in the assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases (nonlease components). The Company will elect the practical expedient, which allows non-lease components to be combined with lease components on an asset-by-asset class basis. For real estate asset class, the Company has not elected the practical expedient. Variable non-lease components are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are paid.

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

The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the stock option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. For stock options granted to recipients in Belgium, option holders have a period of time (no longer than 30 days) to accept their awards. Accordingly, the grant date is determined based on the date of acceptance, as that is the point when a mutual understanding of the key terms of the awards are established.

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

The fair value of common stock is determined based on the quoted market price of the common stock. Due to the absence of an active market for the Company’s common stock prior to IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date prior to the IPO based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Preferred stock

When preferred stock is considered either currently redeemable or probable of becoming redeemable, the Company has selected a policy of accreting the carrying value to the redemption amount over time. As the former Series B and B-2 Preferred Stock was considered probable of becoming redeemable solely due to the passage of time, and since the liquidation preference formula included 6% cumulative dividends, the Company was accreting the Series B and B-2 Preferred Stock to its estimated redemption amount based on the 6% annual dividend using the interest method until the IPO.

The Company determined that the rights granted to the investors of Series B Preferred Stock to purchase additional stock at the original issuance price in two subsequent closings were considered freestanding financial instruments and were accounted for as a liability under ASC 480. The preferred stock tranche rights were reported at fair value at inception with an allocation of the proceeds from the preferred stock issuance and were remeasured at fair value at each reporting date until settlement, with the changes in fair value included in the other income and expense section of the consolidated statements of operations and comprehensive income (loss).

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

The global intangible low-taxed income ("GILTI") provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company is electing to account for GILTI tax in the period in which it is incurred.

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

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

Net income (loss) per share attributable to common stockholders

Basic net income (loss) per share and diluted net income (loss) per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net income (loss) per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of shares of the Company’s common stock and participating securities. The Company’s Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B and B-2 Preferred Stock contained participation rights in any dividend paid by the Company as well as residuals in liquidation and were deemed to be participating securities prior to the IPO. The participating securities did not include a contractual obligation to share in losses of the Company and were not included in the calculation of net loss per share in the periods in which a net loss was recorded.

Except where the result would be antidilutive to net income (loss), diluted net income (loss) per share is computed assuming the exercise of common stock options.

Recently issued accounting standards and updates not yet effective

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$797,448	$—	$—	$797,448
Totals	$797,448	$—	$—	$797,448

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$314,636	$—	$—	$314,636
Totals	$314,636	$—	$—	$314,636

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

The following table presents changes during the year ended December 31, 2020 in Level 3 liabilities measured at fair value on a recurring basis:

(in thousands)	Preferred Stock Tranche Rights Liability
Balances at January 1, 2020	$5,400
Change in estimated fair value	(1,265)
Settlement of tranche right	(4,135)
Balances at December 31, 2020	$—

The preferred stock tranche rights liability was settled on March 24, 2020 and no liability exists thereafter.

There were no Level 3 measurements used during the year ended December 31, 2021.

The above fair value measurements are sensitive to changes in the underlying unobservable inputs. A change in those inputs could result in a significantly higher or lower fair value measurement.

Note 4. Consolidated balance sheet components

Property and equipment

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Scientific equipment	$2,970	$2,617
Furniture & office equipment	1,002	542
Leasehold improvements	1,071	855
Total	5,043	4,014
Accumulated depreciation and amortization	(2,971)	(2,662)
Property & equipment, net	$2,072	$1,352

Depreciation and amortization expense was $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued clinical trial costs	$12,991	$4,012
Accrued personnel costs	3,884	3,208
Accrued professional fees	25	37
Accrued other	257	229
Total accrued expenses and other current liabilities	$17,157	$7,486

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

Through December 31, 2021, the Company has paid a total of $3.4 million to Adimab under the Adimab Agreement. In 2020, the Company made a payment of $1.0 million due to reaching an additional milestone (dosing of first patient for Phase 1 clinical trial). As of the date of these consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GlaxoSmithKline (GSK)

Summary of Agreement

On June 11, 2021, the Company’s wholly owned subsidiary, iTeos Belgium S.A., and GSK executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK agreed to make an upfront nonrefundable payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of EOS-448 beyond the Phase 1 study (the "Global Development Plan") and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

Collaboration

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the year ended December 31, 2021, the Company expensed approximately $11.5 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $4.8 million are reimbursable by GSK and recorded as a reduction to research and development expense during the year ended December 31, 2021. As of December 31, 2021, $3.0 million of the reimbursable expenses have not been collected and are included in the prepaid and other current assets in the consolidated balance sheet. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

Revenue Recognition

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of December 31, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. This is expected to be completed by end of 2022. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There are no outputs from the performance obligation. As a result, an input method was appropriate. A cost to cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

During the year ended December 31, 2021, the Company recognized revenue totaling approximately $344.8 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2021, there was approximately $280.2 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the year ended December 31, 2021:

Year Ended December 31, 2021
(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at Year End
Contract liabilities
Deferred revenue	$—	$625,000	$(344,775)	$280,225

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020. The terms of the MSD Agreement meet the criteria under ASC 808, as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the consolidated statement of operations and comprehensive income (loss).

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

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income in the consolidated statements of operations and comprehensive income (loss). Grant income recognized under all of the grants for research and development activities totaled approximately $10.2 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively.

Grants which do not include an obligation to repay

As of December 31, 2021, the total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $1.5 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into an arrangement whereby the Walloon Region will provide the Company with up to $21.4 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance grant with the Walloon Region (RCA-2) for up to $4.9 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021, and was extended to March 2022. The Company must repay 30% of the amount received under the grant by annual installments from 2023 to 2042 (the fixed annual repayments) unless the Company decides not to pursue commercial development or out licensing of the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the consolidated balance sheets.

In addition, in the event that the Company receives revenue from products or services related to the results of the research, it has to pay to the Walloon Region a 0.33% royalty on revenue resulting from RCA-1 and a 0.15%

royalty on revenue resulting from RCA-2 (increased from 0.12% effective December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of December 30, 2021 or December 31, 2020. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of December 31, 2021, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the consolidated balance sheet. No grant repayable related to royalties was recorded as of December 31, 2020 for the RCA-2.

The Company recorded grant income in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the consolidated balance sheets.

The Company recorded receivables on the consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the years ended December 31, 2021 and 2020 and end of year balances as of December 31, 2021 and December 31, 2020:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Cash received	$1,990	$11,944	$585	2,479	$592	$2,630	$3,167	$17,053
Grant income recognized	4,113	3,913	1,286	1,290	4,782	444	10,181	5,647
Grants receivable	1,832	—	1,097	—	1,093	133	4,022	133
Grants repayable	5,278	5,102	886	781	—	—	6,164	5,883

Note 7. Stockholders’ equity

Upon closing of the IPO, all of the Company's outstanding shares of redeemable convertible preferred stock automatically converted into 22,460,076 shares of common stock. As of December 31, 2021 and 2020, there were no shares of redeemable convertible preferred stock issued and outstanding.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2021 under the 2020 Plan was 5,562,055 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,773,300. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of December 31, 2021 under the 2020 ESPP was 667,931. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2022. As of December 31, 2021, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

The following table summarizes stock option activity for the year ended December 31, 2021:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2020	4,552,396	$9.13	8.2
Granted	1,104,666	33.39
Forfeited	(28,031)	27.02
Exercised	(421,947)	6.98
Outstanding as of December 31, 2021	5,207,084	$14.35	7.7	$167,709
Vested and expected to vest as of December 31, 2021	5,207,084	$14.35	7.7	$167,709
Exercisable at December 31, 2021	2,045,416	$8.06	6.2	$78,747

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$1,906	$425
General and administrative	11,888	3,867
Total stock-based compensation expense	$13,794	$4,292

The weighted-average grant-date fair value of options awarded during the year ended December 31, 2021 and 2020 was approximately $27.46 per share and $7.75 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $11.0 million and $3.1 million, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2021 and 2020 were $10.7 million and $0.8 million, respectively. As of December 31, 2021, there was a total of $38.1 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.8 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.42% - 1.27%	0.36% - 1.35%
Expected term (in years)	6	5 - 6
Expected volatility	92% - 100%	90% - 102%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$20.54 - $46.68	$2.95 - $33.12

Note 9. Income taxes

For financial reporting purposes, income (loss) before income tax expense (benefit) for the years ended December 31, 2021 and 2020 consisted of the following:

(in thousands)	2021	2020
Domestic	$(47,242)	$(31,184)
Foreign	303,706	(6,906)
Income (loss) before income tax expense (benefit)	$256,464	$(38,090)

The Company’s worldwide effective tax rate for the years ended December 31, 2021 and 2020 was 16.4% and 0.2%, respectively. The reconciliation of the statutory U.S. federal income tax rate (21%) to the effective income tax rate is as follows:

	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	(0.5)	4.8
Foreign tax differential	4.7	0.8
Non-deductible/non-taxable permanent differences	0.1	3.4
Innovation income deduction tax exemption	(28.2)	—
Net GILTI Inclusion Income	15.2	—
Change in local tax rate	—	(8.6)
Unrecognized tax benefits	6.6	—
Other	(1.1)	0.9
Change in valuation allowance	(1.4)	(22.1)
Effective income tax rate	16.4%	0.2%

The components of income tax expense (benefit) for the years ended December 31, 2021 and 2020 consisted of the following:

(in thousands)	2021	2020
Current
Domestic	$41,535	$(60)
Foreign	408	3
Deferred	—	—
Total income tax expense (benefit)	$41,943	$(57)

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets :
Net operating loss carryforward	$17,097	$25,206
Foreign research and development expenses	7,884	6,219
Stock-based compensation	1,784	758
Operating lease liabilities	1,374	—
Accrued bonus	390	—
Other	17	313
Total deferred tax assets	28,546	32,496
Valuation allowance	(26,647)	(32,029)
Deferred tax assets, net of valuation allowance	1,899	467
Deferred tax liabilities:
Operating lease right of use assets	(1,371)	—
Prepaid expenses	(497)	(445)
Depreciation and amortization	(31)	(22)
Total deferred tax liabilities	(1,899)	(467)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of losses in prior years, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible and has concluded that it is more likely than not that the company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation will be maintained on the net deferred tax assets until there is sufficient evidence to support the reversal of some portion of these allowances. The valuation allowance decreased $5.4 million during the year ended December 31, 2021 primarily due to the utilization of federal net operating loss (“NOL”) carryforwards in the U.S., which was partially offset by an increase in cumulative temporary differences related to stock based compensation and foreign research and development expenses.

The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company does not have any NOLs generated prior to 2018. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act temporarily allows the Company to carryback NOLs arising in 2018, 2019 and 2020 to the five prior tax years. In addition, NOLs generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company filed a U.S. NOL carryback claim to carryback a portion of its U.S. 2020 NOL to offset income generated in the tax years ended December 31, 2018 and 2019, which resulted in a minimal tax refund of less than $0.1 million.

As of December 31, 2021, the Company has Belgium net operating loss carryforwards for Belgian federal income tax purposes of approximately $56.3 million, that can be carried forward indefinitely.

As of December 31, 2021, the Company has fully utilized its U.S. federal NOL carryforwards and has $52.0 million of state NOL carryforwards, which may be available to offset future state income tax liabilities. They expire at various dates through 2041. As of December 31, 2021, the Company has de minimis U.S. federal and state tax credit carryforwards available to reduce future tax labilities, which expire at various dates through 2041 and 2036, respectively.

Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income. The Company has completed several financings since its inception, which may result in a change of control as defined in Section 382 or could result in a change in control in the future. The Company has not yet completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.

The Company has not, as of yet, conducted a study of research and development credit carryforward in the U.S. Such a study, once undertaken by the Company, may result in an adjustment to the Company’s U.S. research and development credit carryforward. A full valuation allowance has been provided against the U.S. research and development credit carryforward and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the Company’s balance sheet or statement of operations if an adjustment is required.

The Company files income tax returns in the U.S., Indiana, New Hampshire, Massachusetts and Belgium. The Company is subject to U.S. federal, state and Belgium tax examinations by tax authorities for years 2018 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Unrecognized tax benefits were $17.0 million and zero as of December 31, 2021 and 2020, respectively. iTeos Belgium is currently under examination by taxing authorities in that country. Their latest assessment of $0.4 million of additional taxes owed has been included in income tax expense in the 2021 statement of operations and other comprehensive income (loss).

There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2020. The changes to the unrecognized tax benefits during the year ended December 31, 2021 were as follows:

(in thousands)
Balance at December 31, 2020	$—
Increase related to current year tax positions	17,000
Balance at December 31, 2021	$17,000

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of December 31, 2021 and 2020, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited (WuXi) herein referred to as the WuXi Agreement. The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of December 31, 2021 and 2020, there are no minimum commitments under the WuXi Agreement. Additionally, as of December 31, 2021 and 2020 there are no royalties or milestones payable.

Leases

The Company’s operating leases are as follows:

•
An April 2016 lease for 1,577 square meters of office and laboratory space in Gosselies, Belgium, which commenced in May 2016 and terminated in December 2021. In January 2021, the Company entered into an amendment to extend the lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. In October 2021, the Company entered into an amendment to increase the office and laboratory space by 453 square meters.
•
A December 2018 lease for 2,479 square feet of office space in Cambridge, Massachusetts, which commenced in May 2019 and terminates in May 2022. The lease is subject to fixed-rate rent escalations.
•
A November 2021 lease for 9,068 square feet of office space in Watertown, Massachusetts, which commenced in November 2021 and terminates in February 2027. The lease is subject to fixed-rate rent escalations.
•
Various car leases that the Company enters into from time to time. The life of each car lease ranges from 48 to 60 months.

The Company identified and assessed the following estimates in recognizing the operating lease right of use assets and corresponding liabilities.

Expected lease term: The expected lease term includes non-cancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

Incremental borrowing rate: As the discount rates in the Company’s lease are not implicit, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

Lease and non-lease components: The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases (non-lease components). The Company has not elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes. Variable non-lease components are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are paid.

Rent expense was $0.7 million and $0.6 million for the year ended December 31, 2021 and 2020, respectively.

The following table summarizes lease terms and discount rate:

December 31,
2021
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	4.76%

The following table summarizes the cash flow and other information:

Year ended December 31,
(in thousands)	2021
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$5,877
Operating cash flows used in operating leases	$767

As of December 31, 2021, the Company had the following future minimum lease payments under non-cancelable operating leases for the future years thereafter (in thousands):

Year ending December 31:
2022	$920
2023	1,001
2024	997
2025	990
2026	917
Thereafter	1,418
Total Lease Payments	6,243
Less: Interest	(902)
Total Lease Liability	$5,341
Lease liabilities - current	$770
Lease liabilities, net of current portion	$4,571

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge, Massachusetts. In November 2021, the Company provided a letter of credit for approximately $142,000 to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of December 31, 2021 and 2020, the Company has approximately $99,000 and $71,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the consolidated balance sheets as of December 31, 2021 and 2020.

Note 11. Employee benefit plan

iTeos Belgium sponsors a defined contribution insurance plan (the Plan) for its employees. In the first quarter of each year, iTeos Belgium pays an annual premium to the insurance company which corresponds to 5% of employees’ gross salaries. Interest accrues each year into a pool for each employee and when they retire, they collect the total in their accounts. The Company contributed approximately $254,000 and $167,000 to the Plan for the years ended December 31, 2021 and 2020, respectively.

iTeos Inc. has a 401(k) defined contribution plan (the 401(k) Plan) for its U.S. employees. The 401(k) plan provides for voluntary tax-deferred salary deductions for all employees of up to 100% of their annual compensation, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company contributed approximately $82,000 and $28,000 to the 401(k) Plan for the years ended December 31, 2021 and 2020, respectively.

Note 12. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to 1% of its net product sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium S.A., each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company had no product sales in 2021 and 2020, no royalties were owed to these charitable foundations as of December 31, 2021 and 2020.

Note 13. Net income (loss) per share attributable to common stockholders

The Company grants certain stock options under the 2019 and 2020 Stock Option Plans as these are considered common stock equivalents. For the year ending December 31, 2020, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect. For the year ending December 31, 2021, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income (loss) per shares	December 31,
(in thousands, except per share amounts)	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$214,521	$(43,402)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	35,181,383	15,080,266
Effect of dilutive securities (a)	(2,593,407)	-
Weighted-average shares used to compute net income (loss) per share, diluted	37,774,790	15,080,266
Net income (loss) per share:
Basic	$6.10	$(2.88)
Diluted	$5.68	$(2.88)

(a) The common stock equivalents, which equaled 4,552,396 stock options outstanding as of December 31, 2020, were excluded for the year ending December 31, 2020, due to their anti-dilutive effect.