Form 10-Q
period 2022-03-31
iTeos Therapeutics, Inc.
filed 2022-05-12
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 35,540,704 shares of common stock, $0.001 par value per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s discussion and analysis of financial condition and results of operations” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
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
•
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

i

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in any subsequent filings with the Securities and Exchange Commission (“SEC”). If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC and exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$823,984	$848,537
Grants receivable	4,619	4,022
Research and development tax credits receivable	—	524
Refundable income taxes	—	7,544
Prepaid expenses and other current assets	12,057	14,086
Total current assets	840,660	874,713
Property and equipment, net	2,216	2,072
Research and development tax credits receivable, net of current portion	1,599	2,004
Restricted cash	296	298
Right of use assets	5,234	5,329
Other assets	316	296
Total assets	$850,321	$884,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,603	$5,145
Accrued expenses and other current liabilities	14,052	17,157
Income tax payable	20,107	—
Deferred income	1,002	827
Deferred revenue	127,703	280,225
Lease liabilities	786	770
Total current liabilities	174,253	304,124
Grants repayable	5,899	6,164
Lease liabilities, net of current portion	4,461	4,571
Unrecognized tax benefits	39,300	17,000
Other noncurrent liabilities	30	33
Total liabilities	223,943	331,892
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at March 31, 2022 and December 31, 2021, respectively, and zero shares issued or outstanding	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized at March 31, 2022 and December 31, 2021 respectively; 35,516,912 and 35,466,001 shares issued and outstanding; respectively	36	35
Additional paid-in capital	417,705	413,180
Accumulated other comprehensive loss	(1,568)	(1,018)
Retained earnings	210,205	140,623
Total stockholders’ equity	626,378	552,820
Total liabilities and stockholders’ equity	$850,321	$884,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue:
License and collaboration revenue	$152,522	$—
Total revenue	152,522	—
Operating expenses:
Research and development expenses	21,096	11,643
General and administrative expenses	10,615	7,046
Total operating expenses	31,711	18,689
Income (loss) from operations	120,811	(18,689)
Other income and expenses:
Grant income	491	4,915
Research and development tax credits	254	—
Other (expense) income, net	(2,023)	240
Income (loss) before income taxes	119,533	(13,534)
Income tax expense	(49,951)	—
Net income (loss)	$69,582	$(13,534)
Basic net income (loss) per common share	$1.96	$(0.39)
Diluted net income (loss) per common share	$1.82	$(0.39)
Weighted-average common shares outstanding - basic	35,493,272	35,086,662
Weighted-average common shares outstanding - diluted	38,135,957	35,086,662

Net income (loss)	$69,582	$(13,534)
Foreign currency translation adjustments	(550)	(305)
Comprehensive income (loss)	$69,032	$(13,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	35,100,999	$35	$399,694	$312	$(87,432)	$312,609

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$69,582	$(13,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	180	126
Stock-based compensation	4,193	2,584
Change in operating lease right-of-use assets	2	6
Changes in operating assets and liabilities:
Grants receivable	(684)	(1,149)
Research and development tax credits receivable	889	191
Refundable income taxes	7,544	—
Prepaid expenses and other current assets	1,810	493
Accounts payable	5,465	2,348
Accrued expenses and other liabilities	(3,062)	(2,115)
Income tax payable	20,107	—
Deferred income	194	(3,740)
Deferred revenue	(152,522)	—
Uncertain tax benefit	22,300	—
Net cash used in operating activities	(24,002)	(14,790)
Cash flows from investing activities
Purchase of property and equipment	(227)	(88)
Purchase of other assets	(96)	(3)
Net cash used in investing activities	(323)	(91)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	333	667
Net cash provided by financing activities	333	667
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(563)	(717)
Net decrease in cash, cash equivalents and restricted cash	(24,555)	(14,931)
Cash, cash equivalents and restricted cash at beginning of period	848,835	336,454
Cash, cash equivalents and restricted cash at end of period	$824,280	$321,523
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$184	$—
Operating lease liabilities arising from obtaining right-of-use assets	$199	$3,206
Supplemental disclosure of cash flows
Cash paid for taxes	$—	$—

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company has earned income during 2021, which equaled net income of $214.5 million for the year ended December 31, 2021. The Company also had net income of $69.6 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had retained earnings of $210.2 million. As of May 12, 2022, the issuance date of the condensed consolidated financial statements for the period ended March 31, 2022, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve sustained profitability, and it may never do so.

COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2021 and in the first three months of 2022, the Company has maintained its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of our employees and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at our facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. The Company expects to continue incurring additional costs to ensure it adheres to the best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention ("CDC"), the European Center for Disease Prevention and Control ("ECDC") and the World Health Organization ("WHO"), and to provide a safe working environment to its onsite employees.

The extent to which the ongoing COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the severity of COVID-19, the identification of additional variants of COVID-19, the availability and utilization of vaccines and treatments for COVID-19, or the effectiveness of actions taken globally to contain and address COVID-19, such as travel restrictions, quarantines, social distancing and business closure requirements, but particularly in the geographies where the Company, its third party manufacturers, contract research organizations ("CROs") or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Basis of presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 23, 2022. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$792,477	$—	$—	$792,477
Totals	$792,477	$—	$—	$792,477

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$797,448	$—	$—	$797,448
Totals	$797,448	$—	$—	$797,448

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three month periods ended March 31, 2022 and 2021.

There were no Level 3 measurements used during the three months ended March 31, 2022 and 2021.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Scientific equipment	$2,960	$2,970
Furniture & office equipment	1,163	1,002
Leasehold improvements	1,165	1,071
Total	5,288	5,043
Accumulated depreciation and amortization	(3,072)	(2,971)
Property & equipment, net	$2,216	$2,072

Depreciation and amortization expense was $0.2 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued clinical trial costs	$11,041	$12,991
Accrued personnel costs	2,692	3,884
Accrued professional fees	57	25
Accrued other	262	257
Total accrued expenses and other current liabilities	$14,052	$17,157

Note 5. License and collaboration agreements

Adimab

In January 2017, the Company entered into a collaboration agreement (as amended, the "Adimab Agreement") with Adimab, LLC ("Adimab"). Adimab has developed an antibody discovery and optimization technology platform. This collaboration enables the Company’s research and development efforts on discovery and optimization of new antibodies against immuno-oncology targets the Company may identify.

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

In February 2021, the Company entered into an amendment to the Adimab Agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, the Company may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product.

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

Through March 31, 2022, the Company has paid a total of $3.4 million to Adimab under the Adimab Agreement. In 2020, the Company made a payment of $1.0 million due to reaching an additional milestone (dosing of first patient for Phase 1 clinical trial). As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GlaxoSmithKline (GSK)

Summary of Agreement

On June 11, 2021, the Company’s wholly owned subsidiary, iTeos Belgium S.A., and GSK executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK agreed to make an upfront nonrefundable payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of EOS-448 beyond the Phase 1 study (the "Global Development Plan") and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended March 31, 2022, the Company expensed approximately $5.2 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $0.1 million are reimbursable by GSK and recorded as a reduction to research and development expense during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, $0.1 million and $3.0 million of the reimbursable expenses have not been collected and are included in the prepaid and other current assets in the condensed consolidated balance sheet. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of March 31, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

During the three months ended March 31, 2022, the Company recognized revenue totaling approximately $152.5 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there was approximately $127.7 million and $280.2 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract Liabilities:
Deferred Revenue	$280,225	$—	$(152,522)	$127,703

MSD International GmbH

On December 10, 2019, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "MSD Agreement") with MSD International GmbH ("MSD"), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, the Company will sponsor a clinical trial in which both the Company’s compound and MSD’s compound will be dosed in combination. The Company will conduct the research at its own cost and MSD will contribute its compound towards the study at no cost to the Company. The parties will equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties.

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

Note 6. Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

The Company has been awarded grants from the Walloon Region, a federal region of Belgium (the "Walloon Region") and the European Union (the "Granting Agencies") to fund research and development activities. The grants reimburse a percentage (55-100%) of actual qualifying expenditures. The Company periodically submits proof of qualifying expenditures to the Granting Agencies for approval and reimbursement. To date, the Company has received funding under several grants which included no obligation to repay and two grants that include potential obligations to repay ("RCAs").

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

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $21.0 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region (RCA-2) for up to $4.8 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of March 31, 2022 or December 30, 2021. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of March 31, 2022 and December 31, 2021, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three months ended March 31, 2022 and 2021 and end of period balances as of March 31, 2022 and December 31, 2021:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cash received	$—	$—	$—	$—	$—	$—	$—	$—
Grant income	$—	$855	$485	$435	$6	$3,625	$491	$4,915

Grants receivable at the end of the period	$1,796	$1,832	$1,746	$1,097	$1,077	$1,093	$4,619	$4,022
Grants repayable at the end of the period	$5,173	$5,278	$869	$886	N/A	$—	$6,042	$6,164

As of March 31, 2022, $143,000 of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

Note 7. Stockholders’ equity

On July 28, 2020, in connection with the IPO, the Company filed a restated Certificate of Incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, of which (i) 150,000,000 shares are a class designated as common stock, par value $0.001 per share, and (ii) 10,000,000 shares are a class designated as undesignated preferred stock, par value $0.001 per share. Each share of common stock entitles the holders to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company ("Board of Directors").

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

2019 Stock Option and Grant Plan

The Company’s 2019 Stock Option and Grant Plan (the "2019 Plan") provided for the Company to grant stock options and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Total authorized options under the 2019 Stock Option and Grant Plan is 3,464,316. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances will be made under the 2019 Plan.

On July 15, 2020, the Company’s Board of Directors approved an amendment to stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2021 under the 2020 Plan was 5,562,055 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,773,300. The number of shares of common stock reserved for issuance as of March 31, 2022 under the 2020 Plan was 7,335,355. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of March 31, 2022 under the 2020 ESPP was 667,931. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2022. As of March 31, 2022, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$608	$275
General and administrative	3,585	2,309
Total stock-based compensation expense	$4,193	$2,584

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	5,207,084	$14.35	7.7
Granted	758,125	36.62
Forfeited	(16,763)	3.44
Exercised	(50,911)	6.53
Outstanding as of March 31, 2022	5,897,535	$17.31	7.8	$96,057
Exercisable at March 31, 2022	2,332,775	$10.10	6.3	$52,695

The weighted-average grant-date fair value of options awarded during the three month periods ended March 31, 2022 and 2021 was approximately $26.54 per share and $31.98 per share, respectively. As of March 31, 2022, there was a total of $54.0 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 3.1 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.37% - 1.96%	0.42% to 0.71%
Expected term (in years)	6	6
Expected volatility	86% - 91%	99% to 100%
Expected dividend yield	—	—
Estimated fair value of common stock	$36.13 - $46.56	$32.00 to $41.58

Restricted Stock Units

The Company issued restricted stock units in 2022, which vest over a four year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2021	—	$—
Issued	10,000	35.86
Vested	—	—
Cancelled	—	—
Unvested as of March 31, 2022	10,000	$35.86

As of March 31, 2022, there was approximately $0.4 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 3.9 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

Loss before income tax expense	Three Months Ended March 31,
(in thousands)	2022	2021
Domestic	(14,886)	(7,054)
Foreign	134,419	(6,480)
Loss before income tax expense	119,533	(13,534)
Income tax expense	(49,951)	-
Effective tax rate	41.8%	0.0%

Our effective tax rates were 41.8% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section174 of the Internal Revenue Code. In addition, the Company recorded an additional $22.3 million liability as of March 31, 2022, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of March 31, 2022 and December 31, 2021, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of March 31, 2022 and December 31, 2021, there are no minimum commitments under the WuXi Agreement. Additionally, as of March 31, 2022 and December 31, 2021, there are no royalties or milestones payable.

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

Lease and non-lease components: The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases ("non-lease components"). The Company has not elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes. Variable non-lease components are not included within the lease right-of-use asset and lease liability on the condensed consolidated balance sheet, and instead are reflected as expense in the period they are paid.

Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021.

The following table summarizes lease terms and discount rate:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.7	5.9
Weighted-average discount rate	4.77%	4.76%

The following table summarizes the cash flow and other information:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$199	$3,206
Operating cash flows used in operating leases	$250	$179

As of March 31, 2022, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2022 and the future years thereafter (in thousands):

Year ending December 31:
2022	$824
2023	1,037
2024	1,018
2025	985
2026	954
Thereafter	1,274
Total lease payments	6,092
Less: interest	(845)
Total lease liability	$5,247
Lease liabilities	$786
Lease liabilities, net of current portion	$4,461

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge, Massachusetts. In November 2021, the Company provided a letter of credit for approximately $142,000 to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of March 31, 2022 and December 31, 2021, the Company had approximately $97,000 and $99,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% percent of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of March 31, 2022.

Note 12. Net income (loss) per share attributable to common stock

The Company grants certain stock options under the Company's 2019 and 2020 Stock Option Plan and these are considered common stock equivalents. For the period ending March 31, 2021, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect. For the period ending March

31, 2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income (loss) per shares	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$69,582	$(13,534)
Denominator
Weighted-average shares used in compute net income (loss) per share, basic	35,493,272	35,086,662
Effect of dilutive securities (a)	2,642,685	—
Weighted-average shares used to compute net income (loss) per share, diluted	38,135,957	35,086,662
Net income (loss) per share:
Basic	$1.96	$(0.39)
Diluted	$1.82	$(0.39)
(a)
The common stock equivalents were excluded for the period ending March 31, 2021, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Special note regarding forward-looking statements included in this Quarterly Report on Form 10-Q, and the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead antibody product candidate, EOS-448, also known as GSK4428859A, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. EOS-448 was selected for its affinity for TIGIT, its potency and its potential to engage the Fc gamma receptor, or FcγR, to activate dendritic cells, natural killer cells and macrophages and to promote cytokine release, activation of antigen presenting cells and antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020, we started an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that fcovers such combinations. In partnership with GSK, we have dosed the first patients in a clinical trial assessing the doublet of GSK’s anti-PD-1 (dostarlimab) with EOS-448. We and GSK also are initiating Phase 1b trials with novel triplets, including dostarlimab with EOS-448 and inupadenant as well as EOS-448 with dostarlimab and GSK’s anti-CD96 antibody, GSK’608.

In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and in combination with our A2AR antagonist inupadenant in patients with solid tumors. We continue to explore EOS-448 in combination with pembrolizumab, dostarlimab or inupadenant in patients with solid tumors in ongoing Phase 1b trials.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, we are enrolling patients in an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we are enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. In 2022, we plan to initiate a randomized Phase 2 trial in a solid tumor indication to evaluate the combination of inupadenant with chemotherapy compared to standard of care chemotherapy alone. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma, currently in an ongoing trial. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

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

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our IPO. Through March 31, 2022, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of March 31, 2022, our principal source of liquidity was cash and cash equivalents, which totaled $824.0 million.

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

Impact of COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2021 and the first three months of 2022, we have maintained our business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow its full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to our onsite employees.

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
•
expenses incurred under agreements with CROs, contract manufacturing organizations, or CMOs, and independent contractors that conduct research and development, preclinical and clinical activities on our behalf;
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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended March 31,
(in thousands)	2022	2021
Direct research and development expenses by program:
EOS-448	$7,172	$2,428
Inupadenant	6,173	4,323
Other non-clinical programs	2,822	1,551
Indirect research and development expenses (1)	4,929	3,341
Total research and development expense	$21,096	$11,643

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

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (13.5% for 2022 and 2021) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the condensed consolidated balance sheet.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the dollar change in those items:

	Three Months Ended March 31,		Period to period
(in thousands)	2022	2021	change
Revenue:
License and collaboration revenue	$152,522	$—	$152,522
Total revenue	152,522	—	152,522
Operating expenses:
Research and development expenses	21,096	11,643	9,453
General and administrative expenses	10,615	7,046	3,569
Total operating expenses	31,711	18,689	13,022
Income (loss) from operations	120,811	(18,689)	139,500
Other income and expenses:
Grant income	491	4,915	(4,424)
Research and development tax credits	254	—	254
Other (expense) income, net	(2,023)	240	(2,263)
Income (loss) before income taxes	119,533	(13,534)	133,067
Income tax expense	(49,951)	—	(49,951)
Net income (loss)	$69,582	$(13,534)	$83,116

License revenue

License and collaboration revenue equaled $152.5 million for the three months ended March 31, 2022, resulting from a portion of the GSK upfront payment that was recognized in the first quarter of 2022.

Research and development expenses

Research and development expenses increased by $9.5 million to $21.1 million for the three months ended March 31, 2022, from $11.6 million for the three months ended March 31, 2021. This increase was primarily related to an increase of $1.1 million of payroll and related costs, a $7.5 million increase CRO/CMO fees and internal laboratory expenses, a $0.3 million increase in stock-based compensation, an increase of $0.3 million in professional fees and an increase of $0.1 million related to facilities. In addition, there was also a $0.2 million increase related to various other reserach and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses increased by $3.6 million to $10.6 million for the three months ended March 31, 2022 from $7.0 million for the three months ended March 31, 2021.

The increase was primarily attributable to an increase of $1.0 million of payroll and related costs resulting from additional executives and finance and administrative employees added to support our continuous growth in operations, a $1.3 million increase in stock-based compensation, an increase of $0.8 million in professional fees, an increase of $0.2 million related to facilities and an increase of $0.1 million for directors' and officers' insurance. In addition, there was also a $0.2 million increase related to various other general and administrative expenses. The overall increase in professional fees can be primarily attributed to SEC reporting, SOX compliance, and consulting costs related to our corporate structure in Belgium.

Grant income

Grant income decreased by $4.4 million to $0.5 million for the three months ended March 31, 2022 from $4.9 million for the three months ended March 31, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to the significant preclinical activities in 2021 and certain grant programs reaching their maturity. For the three months ended March 31, 2022, grant income relating to preclinical activities decreased by $3.6 million and the grant income relating to the inupadenant program decreased by $0.9 million.

Research and development tax credits

Research and development tax credits increased by $0.3 million as no research and development tax credits were recognized as income for the three months ended March 31, 2021.

Other income (expense), net

The other income (expense), net for the three months ended March 31, 2022 primarily relates to foreign exchange losses recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the first three months of 2022.

Income tax expense

Our effective tax rates were 41.8% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section174 of the Internal Revenue Code. In addition, the Company recorded an additional $22.3 million liability as of March 31, 2022, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Liquidity and capital resources

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of March 31, 2022, we had $824.0

million in cash and cash equivalents. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the EOS-448 grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of March 31, 2022, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

Under the GSK Collaboration Agreement and as part of the Global Development Plan, the Company and GSK agree to spend an aggregate amount of at least $900 million. GSK is responsible for 60% of the cost, while the Company is responsible for the remaining 40% of the cost related to the Global Development Plan. We have not included such potential expenditures, as the timing of the obligations are not known with certainty.

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

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(24,002)	$(14,790)
Investing activities	(323)	(91)
Financing activities	333	667
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(563)	(717)
Net decrease in cash, cash equivalents and restricted cash	$(24,555)	$(14,931)

Net cash used in operating activities

Net cash used in operating activities was $24.0 million during the three months ended March 31, 2022. The decrease was due to the $31.7 million in operating expenses, that was partially off-set by stock based compensation, equaling $4.2 million and various prepayments made in 2022. Net cash used in operating activities was $14.8 million during the three months ended March 31, 2021, was primarily due to our net loss of $13.5 million.

Net cash used in investing activities

Net cash used in investing activities increased by $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the three months ended March 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million and $0.7 million during the three months ended March 31, 2022 and 2021. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $0.6 million and $0.7 million reduction of cash, cash equivalents and restricted cash for the three months ended March 31, 2022 and 2021, respectively, was primarily caused by the reduction of the euro to dollar exchange rate during those periods.

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

As of March 31, 2022, we had cash and cash equivalents of $824.0 million. The significant increase in cash and cash equivalents is due to the $625.0 million upfront payment from GSK received on August 5, 2021. We believe our existing cash and cash equivalents could enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements:

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model in 2022, with the exception of the stock and exercise prices.

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

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as other income to the extent there is no potential obligation to repay this funding. We record the present value of the liability as a grant repayable in the accompanying condensed consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost. There were no significant changes to assumptions in 2022.

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of March 31, 2022 and December 31, 2021, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $824.0 million and $848.5 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of March 31, 2022, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

Assets and liabilities of iTeos Belgium SA are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated statements of operations and comprehensive income (loss) as incurred.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.
This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

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

•
the perceived risks and benefits of the product candidate under study, including as a result of lack of efficacy or adverse events observed in similar or competing product candidates;
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

Negative developments in the field of immuno-oncology or in the field of TIGIT or adenosine pathway therapeutics could damage public perception of our product candidates or negatively affect our business prospects.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and our mechanisms of action and developments in TIGIT or adenosine pathway programs of other companies. Adverse events in clinical trials of our product candidates, or in clinical trials of similar products, as well as any other negative developments in the field of immuno-oncology, including in connection with competitor therapies, could reduce expectations regarding the potential success of our programs. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trials, greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

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

As we advance our research and development programs and as we continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our product candidates receive marketing approval, sales, marketing, and distribution. To manage our anticipated future growth, we must:

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, political instability and military or other conflicts, including Russia’s invasion of Ukraine and the potential for a wider European or global conflict, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may negatively impact our supply chain, manufacturing costs or productivity, the economies in geographies in which we operate, or our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. It may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, our insurance may not be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, such as a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including supply chain disruptions, labor shortages and persistent inflation, could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for EOS-448 and inupadenant. During the three months ended March 31, 2022, we did not receive cash under the EOS-448 grant and the inupadenant grant.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 57.8% of our outstanding voting stock as of March 31, 2022. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Company Name

Date: May 12, 2022	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: May 12, 2022	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)