Form 10-Q
period 2022-06-30
iTeos Therapeutics, Inc.
filed 2022-08-10
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 35,575,323 shares of common stock, $0.001 par value per share, outstanding.

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
•
Negative developments in the field of immuno-oncology or in the field of TIGIT (as defined herein) or adenosine pathway therapeutics could damage public perception of our product candidates or negatively affect our business.
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

i

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in any subsequent filings with the Securities and Exchange Commission (“SEC”). If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC and exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$791,861	$848,537
Grants receivable	4,004	4,022
Research and development tax credits receivable	—	524
Refundable income taxes	—	7,544
Prepaid expenses and other current assets	8,878	14,086
Total current assets	804,743	874,713
Property and equipment, net	2,271	2,072
Research and development tax credits receivable, net of current portion	2,358	2,004
Restricted cash	290	298
Right of use assets	4,792	5,329
Other assets	320	296
Total assets	$814,774	$884,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,921	$5,145
Accrued expenses and other current liabilities	13,806	17,157
Income tax payable	12,965	—
Deferred income	938	827
Deferred revenue	85,987	280,225
Lease liabilities	778	770
Total current liabilities	125,395	304,124
Grants repayable, net of current portion	5,492	6,164
Lease liabilities, net of current portion	4,029	4,571
Unrecognized tax benefits	42,529	17,000
Other noncurrent liabilities	28	33
Total liabilities	177,473	331,892
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at June 30, 2022 and December 31, 2021, and zero shares issued or outstanding	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized at June 30, 2022 and December 31, 2021 respectively; 35,575,323 and 35,466,001 shares issued and outstanding; respectively	36	35
Additional paid-in capital	423,743	413,180
Accumulated other comprehensive loss	(2,309)	(1,018)
Retained earnings	215,831	140,623
Total stockholders’ equity	637,301	552,820
Total liabilities and stockholders’ equity	$814,774	$884,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue:
License and collaboration revenue	$41,716	$—	$194,238	$—
Total revenue	41,716	—	194,238	—
Operating expenses:
Research and development expenses	26,910	14,238	48,006	25,881
General and administrative expenses	11,471	15,101	22,086	22,147
Total operating expenses	38,381	29,339	70,092	48,028
Income (loss) from operations	3,335	(29,339)	124,146	(48,028)
Other income and expenses:
Grant income	147	2,701	638	7,616
Research and development tax credits	292	119	546	119
Other (expense) income, net	4,669	60	2,646	300
Income (loss) before income taxes	8,443	(26,459)	127,976	(39,993)
Income tax expense	(2,817)	—	(52,768)	—
Net income (loss)	$5,626	$(26,459)	$75,208	$(39,993)
Basic net income (loss) per common share	$0.16	$(0.75)	$2.12	$(1.14)
Diluted net income (loss) per common share	$0.15	$(0.75)	$1.98	$(1.14)
Weighted-average common shares outstanding - basic	35,546,605	35,119,952	35,520,086	35,103,294
Weighted-average common shares outstanding - diluted	37,635,828	35,119,952	37,931,692	35,103,294

Net income (loss)	$5,626	$(26,459)	$75,208	$(39,993)
Foreign currency translation adjustments	(741)	(74)	(1,291)	(379)
Comprehensive income (loss)	$4,885	$(26,533)	$73,917	$(40,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	35,100,999	$35	$399,694	$312	$(87,432)	$312,609
Stock-based compensation	—	—	3,227	—	—	3,227
Common stock issued upon exercises of options	47,111	—	195	—	—	195
Currency translation adjustment	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(26,459)	(26,459)
Balance at June 30, 2021	35,148,110	$35	$403,116	$238	$(113,891)	$289,498

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378
Stock-based compensation	—	—	5,760	—	—	5,760
Common stock issued upon exercises of options	58,411	—	278	—	—	278
Currency translation adjustment	—	—	—	(741)	—	(741)
Net income	—	—	—	—	5,626	5,626
Balance at June 30, 2022	35,575,323	$36	$423,743	$(2,309)	$215,831	$637,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$75,208	$(39,993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	375	276
Stock-based compensation	9,953	5,811
Change in operating lease right-of-use assets	4	8
Changes in operating assets and liabilities:
Grants receivable	(333)	(4,185)
Research and development tax credits receivable	(41)	73
Refundable income taxes	7,544	—
Prepaid expenses and other current assets	4,360	81
Accounts payable	6,447	8,265
Accrued expenses and other liabilities	(2,286)	50
Income tax payable	12,965	—
Deferred income	189	(3,431)
Deferred revenue	(194,238)	—
Unrecognized tax benefits	25,529	—
Net cash used in operating activities	(54,324)	(33,045)
Cash flows from investing activities
Purchase of property and equipment	(738)	(489)
Purchase of other assets	(99)	(60)
Net cash used in investing activities	(837)	(549)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	611	862
Net cash provided by financing activities	611	862
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,134)	(650)
Net decrease in cash, cash equivalents and restricted cash	(56,684)	(33,382)
Cash, cash equivalents and restricted cash at beginning of period	848,835	336,454
Cash, cash equivalents and restricted cash at end of period	$792,151	$303,072
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$(57)	$459
Operating lease liabilities arising from obtaining right-of-use assets	$177	$3,316
Supplemental disclosure of cash flows
Cash paid for taxes	$6,740	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business

iTeos Therapeutics, Inc. (iTeos or the Company), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of differentiated immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. This includes our candidate targeting a first-in-class mechanism in the adenosine pathway, which is under evaluation in Investigational New Drug, or IND, enabling studies.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company has earned income during 2021, which equaled net income of $214.5 million for the year ended December 31, 2021. The Company also had net income of $5.6 million for the three months ended June 30, 2022 and $75.2 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had retained earnings of $215.8 million. As of August 10, 2022, the issuance date of the condensed consolidated financial statements for the period ended June 30, 2022, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months.

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

COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2021 and in the first six months of 2022, the Company has maintained its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of our employees and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site and limited the number of such personnel that could be present at our facilities at any one time. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. The Company expects to continue incurring additional costs to ensure it adheres to the best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention ("CDC"), the European Center for Disease Prevention and Control ("ECDC") and the World Health Organization ("WHO"), and to provide a safe working environment to its onsite employees.

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

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$778,004	$—	$—	$778,004
Totals	$778,004	$—	$—	$778,004

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$797,448	$—	$—	$797,448
Totals	$797,448	$—	$—	$797,448

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months periods ended June 30, 2022 and 2021.

There were no Level 3 measurements used during the three and six months ended June 30, 2022 and 2021.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Scientific equipment	$3,027	$2,970
Furniture & office equipment	1,226	1,002
Leasehold improvements	1,039	1,071
Total	5,292	5,043
Accumulated depreciation and amortization	(3,021)	(2,971)
Property & equipment, net	$2,271	$2,072

Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 and $0.3 million for the six months ended June 30, 2022 and 2021, respectively,

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued clinical trial costs	$10,963	$12,991
Accrued personnel costs	2,723	3,884
Accrued professional fees	27	25
Accrued other	93	257
Total accrued expenses and other current liabilities	$13,806	$17,157

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

Through June 30, 2022, the Company has paid a total of $3.4 million to Adimab under the Adimab Agreement. In 2020, the Company made a payment of $1.0 million due to reaching an additional milestone (dosing of first patient for Phase 1 clinical trial). As of June 30, 2022, it became probable the Company would reach an additional milestone and has accrued $2.0 related to this milestone in the June 30, 2022 condensed consolidated balance sheet. The additional milestone was paid in July 2022. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

The Company determined that the co-development in Phases 2 and 3 and the co-commercialization efforts of the GSK Collaboration Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for these activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of these activities, GSK does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, these activities are accounted for as a component of the related expense in the period incurred.

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended June 30, 2022, the Company expensed approximately $5.2 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $2.6 million are payable to GSK and recorded as an expense to research and development expense during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company expensed approximately $10.5 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $2.8 million are payable to GSK and recorded as an expense to research and development expense during the six months ended June 30, 2022.

As of June 30, 2022, $2.6 million of the expenses have not been paid and are included in the accrued expenses and other current liabilities in the condensed consolidated balance sheet. As of December 31, 2021, $3.0 million of the reimbursable expenses have not been collected and are included in the prepaid and other current assets in the condensed consolidated balance sheet. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of June 30, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

During the three months ended June 30, 2022, the Company recognized revenue totaling approximately $41.7 million with respect to the GSK Collaboration Agreement. During the six months ended June 30, 2022, the Company recognized revenue totaling approximately $194.2 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. As of June 30, 2022, and December 31, 2021, there was approximately $86.0 million and $280.2 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract Liabilities:
Deferred Revenue	$280,225	$—	$(194,238)	$85,987

MSD International GmbH

On December 10, 2019, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the "MSD Agreement") with MSD International GmbH ("MSD"), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, the Company sponsors a clinical trial in which both the Company’s compound and MSD’s compound are dosed in combination. The Company conducts the research at its own cost and MSD contributes its compound towards the study at no cost to the Company. The parties equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties.

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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $0.9 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $19.6 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1).

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region (RCA-2) for up to $4.5 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021 and was extended to March 2022. The Company must repay 30% of the amount received under the grant by annual installments from 2023 to 2042 (the fixed annual repayments) unless the Company decides not to pursue commercial development or out licensing of the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the condensed consolidated balance sheets.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of June 30, 2022, or December 30, 2021. For the RCA-2, the Company recorded a royalty accrual of $0.8 million as of June 30, 2022, and $0.9 million as of December 31, 2021, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2022, and 2021 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three and six months ended June 30, 2022, and 2021 and end of period balances as of June 30, 2022, and December 31, 2021:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cash received during the three months ended June 30	$—	$—	$—	$—	$473	$—	$473	$—
Grant income recognized during the three months ended June 30	$—	$2,140	$—	$290	$147	$271	$147	$2,701

Cash received during the six months ended June 30	$—	$—	$—	$—	$473	$—	$473	$—
Grant income recognized during the six months ended June 30	$—	$2,995	$485	$725	$153	$3,896	$638	$7,616

Grants receivable at the end of the period	$1,680	$1,832	$1,634	$1,097	$690	$1,093	$4,004	$4,022
Grants repayable at the end of the period	$4,840	$5,278	$813	$886	N/A	N/A	$5,653	$6,164

As of June 30, 2022, $161 thousand of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

Note 7. Stockholders’ equity

On July 28, 2020, in connection with the initial public offering ("IPO"), the Company filed a restated Certificate of Incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, of which (i) 150,000,000 shares are a class designated as common stock, par value $0.001 per share, and (ii) 10,000,000 shares are a class designated as undesignated preferred stock, par value $0.001 per share. Each share of common stock entitles the holders to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company ("Board of Directors").

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2021 under the 2020 Plan was 5,562,055 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,773,300. The number of shares of common stock reserved for issuance as of June 30, 2022 under the 2020 Plan was 7,335,355. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of June 30, 2022 under the 2020 ESPP was 667,931. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2022. As of June 30, 2022, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,148	$496	$1,756	$771
General and administrative	4,612	2,731	8,197	5,040
Total stock-based compensation expense	$5,760	$3,227	$9,953	$5,811

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	5,207,084	$14.35	7.7
Granted	1,237,467	33.79
Forfeited	(26,831)	6.80
Exercised	(109,322)	5.58
Outstanding as of June 30, 2022	6,308,398	$18.35	7.7	$45,432
Exercisable at June 30, 2022	2,649,909	$12.20	6.7	$27,105

The weighted-average grant-date fair value of options awarded during the six month periods ended June 30, 2022 and 2021 was approximately $24.57 per share and $26.56 per share, respectively. As of June 30, 2022, there was a total of $58.4 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.9 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	1.96% - 3.07%	0.84% to 0.90%	1.37% - 3.07%	0.42% - 0.90%
Expected term (in years)	5.5 - 6	6	5.5 - 6	6
Expected volatility	86% - 93%	94% to 99%	86% - 93%	94% - 100%
Expected dividend yield	—	—	—	—
Estimated fair value of common stock	$17.50 - $36.21	$23.19 to $34.18	$17.50 - $46.56	$23.19 - $41.58

Restricted Stock Units

The Company issued restricted stock units in 2022, which vest over a four year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2021	—	$—
Issued	10,000	35.86
Vested	—	—
Cancelled	—	—
Unvested as of June 30, 2022	10,000	$35.86

As of June 30, 2022, there was approximately $0.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 3.7 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

Loss before income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Domestic	(22,064)	(23,152)	(37,706)	(30,204)
Foreign	30,507	(3,307)	165,682	(9,789)
Loss before income tax expense	8,443	(26,459)	127,976	(39,993)
Income tax expense	(2,817)	-	(52,768)	-
Effective tax rate	33.4%	0.0%	41.2%	0.0%

The effective tax rates for the three and six months ended June 30, 2022 were higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional liability of $3.2 million and $25.5 million during the three and six months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. During the three and six months ended June 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $3.9 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2022.

The increase in the unrecognized tax benefits during the three and six months ended June 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of June 30, 2022 and December 31, 2021, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of June 30, 2022 and December 31, 2021, there are no minimum commitments under the WuXi Agreement. Additionally, as of June 30, 2022 and December 31, 2021, there are no royalties or milestones payable.

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

Rent expense was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, and $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021.

The following table summarizes lease terms and discount rate:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.4	5.9
Weighted-average discount rate	4.78%	4.76%

The following table summarizes the cash flow and other information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$—	$110	$177	$3,316
Operating cash flows used in operating leases	$234	$189	$484	$374

As of June 30, 2022, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2022 and the future years thereafter (in thousands):

Year ending December 31:
2022	$503
2023	999
2024	982
2025	952
2026	924
Thereafter	1,197
Total lease payments	5,557
Less: interest	(750)
Total lease liability	$4,807
Lease liabilities	$778
Lease liabilities, net of current portion	$4,029

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge, Massachusetts. In November 2021, the Company provided a letter of credit for approximately $142,000 to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of June 30, 2022 and December 31, 2021, the Company had approximately $91,000 and $99,000 on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of June 30, 2022.

Note 12. Net income (loss) per share attributable to common stock

The Company grants certain stock options under the Company's 2019 and 2020 Stock Option Plan and these are considered common stock equivalents. For the period ending June 30, 2021, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect. For the period ending June 30,

2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income (loss) per shares	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$5,626	$(26,459)	$75,208	$(39,993)
Denominator
Weighted-average shares used in compute net income (loss) per share, basic	35,546,605	35,119,952	35,520,086	35,103,294
Effect of dilutive securities (a)	2,089,223	—	2,411,606	—
Weighted-average shares used to compute net income (loss) per share, diluted	37,635,828	35,119,952	37,931,692	35,103,294
Net income (loss) per share:
Basic	$0.16	$(0.75)	$2.12	$(1.14)
Diluted	$0.15	$(0.75)	$1.98	$(1.14)
(a)
The common stock equivalents were excluded for the three months and six months ending June 30, 2021, due to their anti-dilutive effect.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of differentiated immuno-oncology therapeutics for people living with cancer. We leverage our deep understanding of tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of our therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, iTeos has begun enrolling patients with first-line advanced or metastatic head and neck squamous cell carcinoma (HNSCC) for the Phase 2 expansion part of the trial assessing the doublet of GSK’s anti-PD-1 (Jemperli (dostarlimab-gxly)) with EOS-448. We and GSK also have initiated a Phase 1b trial evaluating the novel triplet of EOS-448 with Jemperli and GSK’s investigational anti-CD96 antibody, and we plan to initiate a Phase 1b trial with EOS-448, Jemperli, and inupadenant.

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

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we are enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We have also begun enrolling patients in the randomized Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma, currently in an ongoing trial. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

Our internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional targets that complement our TIGIT and A2AR programs or address additional immunosuppressive pathways. This includes our candidate targeting a first-in-class mechanism in the adenosine pathway, which is under evaluation in Investigational New Drug, or IND, enabling studies. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our IPO. Through June 30, 2022, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of June 30, 2022, our principal source of liquidity was cash and cash equivalents, which totaled $791.9 million.

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

Impact of COVID-19

With the ongoing concern related to the COVID-19 pandemic during 2021 and the first six months of 2022, we have maintained our business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site and limited the number of such personnel that could be present at our facilities at any one time. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to our onsite employees.

While the ongoing COVID-19 pandemic has not significantly impacted our business or results of operations, the future impact of the COVID-19 pandemic on our industry, the healthcare system, our development timelines for EOS-448 and inupadenant, our preclinical research and development, and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the scope, severity and duration of the COVID-19 pandemic, the identification of additional variants of COVID-19, the availability and utilization of vaccines and treatments for COVID-19, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See “Risk factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Direct research and development expenses by program:
EOS-448	$10,057	$3,763	$17,229	$6,191
Inupadenant	9,300	4,848	15,473	9,171
Other non-clinical programs	915	1,259	3,737	2,810
Indirect research and development expenses (1)	6,638	4,368	11,567	7,709
Total research and development expense	$26,910	$14,238	$48,006	$25,881

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the dollar change in those items:

	Three Months Ended June 30,		Period to period
(in thousands)	2022	2021	change
Revenue:
License Revenue	$41,716	$—	$41,716
Total Revenue	41,716	—	41,716
Operating expenses:
Research and development expenses	26,910	14,238	12,672
General and administrative expenses	11,471	15,101	(3,630)
Total operating expenses	38,381	29,339	9,042
Income (loss) from operations	3,335	(29,339)	32,674
Other income and expenses:
Grant income	147	2,701	(2,554)
Research and development tax credits	292	119	173
Other income, net	4,669	60	4,609
Income (loss) before income taxes	8,443	(26,459)	34,902
Income tax expense	(2,817)	—	(2,817)
Net income (loss)	$5,626	$(26,459)	$32,085

License revenue

License and collaboration revenue equaled $41.7 million for the three months ended June 30, 2022, resulting from a portion of the GSK upfront payment that was recognized in the first half of 2022.

Research and development expenses

Research and development expenses increased by $12.7 million to $26.9 million for the three months ended June 30, 2022, from $14.2 million for the three months ended June 30, 2021. This increase was primarily related to an increase of $2.0 million related to milestones, $10.3 million increase CRO/CMO fees and internal laboratory expenses, and a $0.7 million increase in stock-based compensation. In addition, there was also a $0.1 million increase related to various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses decreased by $3.6 million to $11.5 million for the three months ended June 30, 2022 from $15.1 million for the three months ended June 30, 2021.

The decrease was primarily attributable to an expense of $6.3 million for a one-time advisor fee associated with the GSK Collaboration Agreement recognized in the three months ended June 30, 2021, as well as a $0.2 million decrease in recruiting expenses during the three months ended June 30, 2022. This was partially offset by an increase of $0.5 million of payroll and related costs resulting from additional executives and finance and administrative employees added to support our continuous growth in operations, a $1.9 million increase in stock-based compensation, an increase of $0.2 million related to facilities and an increase of $0.1 million for directors' and officers' insurance. In addition, there was also a $0.2 million increase related to various other general and administrative expenses.

Grant income

Grant income decreased by $2.5 million to $0.2 million for the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to certain grant programs reaching their maturity. For the three months ended June 30, 2022, grant income relating to the EOS-448 and inupadenant programs decreased by $2.4 million and grant income relating to preclinical activities decreased by $0.1 million.

Other income (expense), net

The other income (expense), net for the three months ended June 30, 2022 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the second quarter of 2022.

Income tax expense

Our effective tax rates were 33.4% and 0.0% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three months ended June 30, 2022 were higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional liability of $3.2 million and $25.5 million during the three and six months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. During the three months ended June 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $3.9 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2022.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 31, 2022 and 2021, together with the dollar change in those items:

	Six Months Ended June 30,		Period to period
(in thousands)	2022	2021	change
Revenue:
License and collaboration revenue	$194,238	$—	$194,238
Total revenue	194,238	—	194,238
Operating expenses:
Research and development expenses	48,006	25,881	22,125
General and administrative expenses	22,086	22,147	(61)
Total operating expenses	70,092	48,028	22,064
Income (loss) from operations	124,146	(48,028)	172,174
Other income and expenses:
Grant income	638	7,616	(6,978)
Research and development tax credits	546	119	427
Other (expense) income, net	2,646	300	2,346
Income (loss) before income taxes	127,976	(39,993)	167,969
Income tax expense	(52,768)	—	(52,768)
Net income (loss)	$75,208	$(39,993)	$115,201

License revenue

License and collaboration revenue equaled $194.2 million for the six months ended June 30, 2022, resulting from a portion of the GSK upfront payment that was recognized in the first half of 2022.

Research and development expenses

Research and development expenses increased by $22.1 million to $48.0 million for the six months ended June 30, 2022, from $25.9 million for the six months ended June 30, 2021. This increase was primarily related to an increase of $1.2 million of payroll and related costs, a $17.9 million increase CRO/CMO fees and internal laboratory expenses, a $2.1 million increase related to milestones, a $1.0 million increase in stock-based compensation, an increase of $0.2 million in professional fees and an increase of $0.1 million related to facilities. These increases were partially offset by a $0.4 million decrease related to various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the six months ended June 30, 2022.

General and administrative expenses

General and administrative expenses were relatively unchanged for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. However, there was an increase of $1.6 million of payroll and related costs resulting from additional executives and finance and administrative employees added to support our continuous growth in operations, a $3.2 million increase in stock-based compensation, an increase of $0.4 million related to facilities and an increase of $0.2 million for directors' and officers' insurance. In addition, there was also a $0.2 million increase related to various other general and administrative expenses. These increases were offset by a decrease in professional fees of $5.6 million. The overall decrease in professional fees was primarily attributed to a $6.3 million of one-time advisor fees incurred by us for the GSK Collaboration Agreement for the six months ended June 30, 2021.

Grant income

Grant income decreased by $7.0 million to $0.6 million for the six months ended June 30, 2022 from $7.6 million for the six months ended June 30, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to the significant preclinical activities in 2021 and certain grant programs reaching their maturity. For the six months ended June 30, 2022, grant income relating to preclinical activities decreased by $3.7 million and the grant income relating to the EOS-448 and inupadenant programs decreased by $3.3 million.

Research and development tax credits

Research and development tax credits increased by $0.4 million due to an increase in qualified expenditures during the six months ended June 30, 2022.

Other income (expense), net

The other income (expense), net for the six months ended June 30, 2022 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the first half of 2022.

Income tax expense

Our effective tax rates were 41.2% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three and six months ended June 30, 2022 were higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. Section 174 of the Internal Revenue Code was amended on January 1, 2022, in connection with certain provisions of the 2017 Tax Cuts and Jobs Act, Public Law 115-97-Dec. 22, 2017 becoming effective. As a result of the amendment research and development expenses must now be capitalized and amortized for tax purposes over either five years for work performed in the U.S. and fifteen years for work performed outside of the U.S. Previously, research and development expenses were available to offset taxable income for tax purposes in the year incurred. As a result of the change in treatment, the Company estimates that its annualized tax rate for 2022 will be meaningfully higher than its 2021 effective tax rate of approximately 16.3%. In addition, the Company recorded an additional liability of $3.2 million and $25.5 million during the three and six months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. During the six months ended June 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $3.9 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2022.

The increase in the unrecognized tax benefits during the three and six months ended June 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of June 30, 2022, we had $791.9 million in cash and cash equivalents. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the EOS-448 grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.8 million as of June 30, 2022, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(54,324)	$(33,045)
Investing activities	(837)	(549)
Financing activities	611	862
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,134)	(650)
Net decrease in cash, cash equivalents and restricted cash	$(56,684)	$(33,382)

Net cash used in operating activities

Net cash used in operating activities was $54.3 million during the six months ended June 30, 2022. The increase of $21.3 million was due to the increase in operating expenses of $22.1 million, partially offset by stock based compensation and changes in working capital. Net cash used in operating activities was $33.0 million during the six months ended June 30, 2021, which was primarily due to our net loss of $40.0 million, partially offset by stock-based compensation.

Net cash used in investing activities

Net cash used in investing activities increased by $0.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cash used in investing activities was primarily due to higher investments in laboratory and other equipment and software during the six months ended June 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million and $0.9 million during the six months ended June 30, 2022 and 2021, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $2.1 million and $0.7 million reduction of cash, cash equivalents and restricted cash for the six months ended June 30, 2022 and 2021, respectively, was primarily caused by the reduction of the euro to dollar exchange rate during those periods.

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

As of June 30, 2022, we had cash and cash equivalents of $791.9 million. We believe our existing cash and cash equivalents could enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of June 30, 2022 and December 31, 2021, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes or taxes payable based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that some of those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and Belgium, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part on if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $791.9 million and $848.5 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of June 30, 2022, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.
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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates have the potential to be administered or co-formulated in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we are currently conducting a multi-arm Phase 1/2a clinical trial of inupadenant as a single agent and in combination with pembrolizumab. In addition, in collaboration with GSK, we are exploring the development of EOS-448 with multiple combinations, including with dostarlimab. Our ability to develop and ultimately commercialize our product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that commercial relationships, including our collaborations with Merck and GSK, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and our mechanisms of action and developments in TIGIT or adenosine pathway programs of other companies. Adverse events or disappointing results in clinical trials of our product candidates, or in clinical trials of similar products, as well as any other negative developments in the field of immuno-oncology, including in connection with competitor therapies, could reduce expectations regarding the potential success of our programs and potentially have a negative impact on collaborations. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe or ineffective, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trials, greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

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

Currently we are party to the GSK Collaboration Agreement, pursuant to which we share with GSK responsibility and costs for the global development of EOS-448. Under the GSK Collaboration Agreement, in the United States we and GSK will jointly commercialize and equally split profits while outside of the United States GSK will receive an exclusive license for commercialization. We are also eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. Our collaboration with GSK is not without risks, which include the following:

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
•
GSK may terminate the GSK Collaboration Agreement or may fail to meet its obligations under the GSK Collaboration Agreement to apply sufficient efforts at developing and commercializing EOS-448, or to comply with applicable legal or regulatory requirements; and
•
disputes may arise between us and GSK that cause the delay or termination of the development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our ongoing clinical trials for inupadenant and EOS-448 and our ongoing and planned IND-enabling studies for our other product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

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
•
Operations: COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus. In response to these measures, in March 2020 we required all non-laboratory employees and all non-essential employees for laboratory work to work remotely, suspended non-essential travel for our employees and discouraged employee attendance at other gatherings. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted, the extent of which will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as new variants, the duration of outbreaks, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate.
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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for EOS-448 and inupadenant. During the three months ended June 30, 2022, we did not receive cash under the EOS-448 grant and the inupadenant grant.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 70.7% of our outstanding voting stock as of June 30, 2022. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.1

Amended and Restated 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on June 13, 2022)

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

* Filed herewith.

# Management contract or compensatory plan or arrangement.

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

Company Name

Date: August 10, 2022	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: August 10, 2022	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)