Form 10-Q
period 2022-09-30
iTeos Therapeutics, Inc.
filed 2022-11-10
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 35,575,323 shares of common stock, $0.001 par value per share, outstanding.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk factors” and the other information set forth in this Quarterly Report on 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission ("SEC"). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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
•
our reliance on third-party contract manufacture organizations ("CMOs") to manufacture and supply our product candidates for us;
•
our ability to retain and recruit key personnel;
•
our ability to obtain and maintain intellectual property protection for EOS-448 and inupadenant or any other product candidates we may identify and pursue;
•
our estimates of our expenses, ongoing losses, future revenue, cash runway, capital requirements and our need for or ability to obtain additional financing;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in any subsequent filings with the SEC. If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC and exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$752,243	$848,537
Grants receivable	4,288	4,022
Research and development tax credits receivable	275	524
Refundable income taxes	—	7,544
Prepaid expenses and other current assets	11,740	14,086
Total current assets	768,546	874,713
Property and equipment, net	2,095	2,072
Research and development tax credits receivable, net of current portion	2,213	2,004
Restricted cash	226	298
Right of use assets	4,481	5,329
Other assets	312	296
Total assets	$777,873	$884,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,603	$5,145
Accrued expenses and other current liabilities	11,379	17,157
Income tax payable	4,597	—
Deferred income	985	827
Deferred revenue	66,500	280,225
Lease liabilities	767	770
Total current liabilities	93,831	304,124
Grants repayable, net of current portion	5,210	6,164
Lease liabilities, net of current portion	3,728	4,571
Unrecognized tax benefits	40,880	17,000
Other noncurrent liabilities	25	33
Total liabilities	143,674	331,892
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized at September 30, 2022 and December 31, 2021, and zero shares issued or outstanding	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized at September 30, 2022 and December 31, 2021 respectively; 35,575,323 and 35,466,001 shares issued and outstanding; respectively	36	35
Additional paid-in capital	429,466	413,180
Accumulated other comprehensive loss	(12,125)	(1,018)
Retained earnings	216,822	140,623
Total stockholders’ equity	634,199	552,820
Total liabilities and stockholders’ equity	$777,873	$884,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue:
License and collaboration revenue	$19,487	$104,271	$213,725	$104,271
Total revenue	19,487	104,271	213,725	104,271
Operating expenses:
Research and development expenses	23,932	16,102	71,938	41,983
General and administrative expenses	10,760	8,761	32,846	30,907
Total operating expenses	34,692	24,863	104,784	72,890
Income (loss) from operations	(15,205)	79,408	108,941	31,381
Other income and expenses:
Grant income	414	1,320	1,052	8,936
Research and development tax credits	284	169	830	288
Other (expense) income, net	12,521	(8,484)	15,167	(8,185)
Income (loss) before income taxes	(1,986)	72,413	125,990	32,420
Income tax (expense) benefit	2,977	(2,771)	(49,791)	(2,771)
Net income	$991	$69,642	$76,199	$29,649
Basic net income per common share	$0.03	$1.98	$2.14	$0.84
Diluted net income per common share	$0.03	$1.86	$2.01	$0.79
Weighted-average common shares outstanding - basic	35,575,323	35,196,995	35,538,700	35,134,692
Weighted-average common shares outstanding - diluted	37,655,740	37,482,089	37,852,241	37,539,184

Net income	$991	$69,642	$76,199	$29,649
Foreign currency translation adjustments	(9,816)	8,516	(11,107)	8,137
Comprehensive income (loss)	$(8,825)	$78,158	$65,092	$37,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	35,044,758	$35	$396,443	$617	$(73,898)	$323,197
Stock-based compensation	—	—	2,584	—	—	2,584
Common stock issued upon exercises of options	56,241	—	667	—	—	667
Currency translation adjustment	—	—	—	(305)	—	(305)
Net loss	—	—	—	—	(13,534)	(13,534)
Balance at March 31, 2021	35,100,999	$35	$399,694	$312	$(87,432)	$312,609
Stock-based compensation	—	—	3,227	—	—	3,227
Common stock issued upon exercises of options	47,111	—	195	—	—	195
Currency translation adjustment	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(26,459)	(26,459)
Balance at June 30, 2021	35,148,110	$35	$403,116	$238	$(113,891)	$289,498
Stock-based compensation	—	—	3,942	—	—	3,942
Common stock issued upon exercises of options	109,354	—	441	—	—	441
Currency translation adjustment	—	—	—	8,516	—	8,516
Net income	—	—	—		69,642	69,642
Balance at September 30, 2021	35,257,464	$35	$407,499	$8,754	$(44,249)	$372,039

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378
Stock-based compensation	—	—	5,760	—	—	5,760
Common stock issued upon exercises of options	58,411	—	278	—	—	278
Currency translation adjustment	—	—	—	(741)	—	(741)
Net income	—	—	—	—	5,626	5,626
Balance at June 30, 2022	35,575,323	$36	$423,743	$(2,309)	$215,831	$637,301
Stock-based compensation	—	—	5,723	—	—	5,723
Currency translation adjustment	—	—	—	(9,816)	—	(9,816)
Net income	—	—	—		991	991
Balance at September 30, 2022	35,575,323	$36	$429,466	$(12,125)	$216,822	$634,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$76,199	$29,649
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	580	452
Stock-based compensation	15,676	9,753
Change in operating lease right-of-use assets	7	10
Changes in operating assets and liabilities:
Grants receivable	(903)	(4,927)
Research and development tax credits receivable	(340)	(98)
Refundable income taxes	7,544	—
Prepaid expenses and other current assets	878	(6,304)
Accounts payable	5,403	1,763
Accrued expenses and other liabilities	(4,111)	4,732
Income tax payable	4,597	2,771
Deferred income	295	—
Deferred revenue	(213,725)	534,155
Unrecognized tax benefits	23,880	—
Net cash (used in) provided by operating activities	(84,020)	571,956
Cash flows from investing activities
Purchase of property and equipment	(821)	(1,019)
Purchase of other assets	(121)	(62)
Net cash used in investing activities	(942)	(1,081)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	610	1,303
Net cash provided by financing activities	610	1,303
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(12,014)	(8,728)
Net decrease in cash, cash equivalents and restricted cash	(96,366)	563,450
Cash, cash equivalents and restricted cash at beginning of period	848,835	336,454
Cash, cash equivalents and restricted cash at end of period	$752,469	$899,904
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$124	$224
Operating lease liabilities arising from obtaining right-of-use assets	$215	$3,322
Supplemental disclosure of cash flows
Cash paid for taxes	$13,770	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business

iTeos Therapeutics, Inc. ("iTeos" or the "Company"), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium") a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of differentiated immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, de-risked immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company earned income during 2021, which equaled net income of $214.5 million for the year ended December 31, 2021. The Company also had net income of $1.0 million for the three months ended September 30, 2022 and $76.2 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had retained earnings of $216.8 million. As of November 10, 2022, the issuance date of the condensed consolidated financial statements for the period ended September 30, 2022, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months.

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

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 23, 2022. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Note 3. Fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$714,852	$—	$—	$714,852
Totals	$714,852	$—	$—	$714,852

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$797,448	$—	$—	$797,448
Totals	$797,448	$—	$—	$797,448

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2022 and 2021.

There were no Level 3 measurements used during the three and nine months ended September 30, 2022 and 2021.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Scientific equipment	$2,776	$2,970
Furniture & office equipment	1,243	1,002
Leasehold improvements	1,097	1,071
Total	5,116	5,043
Accumulated depreciation and amortization	(3,021)	(2,971)
Property & equipment, net	$2,095	$2,072

Depreciation and amortization expense was $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued clinical trial costs	$6,854	$12,991
Accrued personnel costs	4,272	3,884
Accrued professional fees	37	25
Accrued other	216	257
Total accrued expenses and other current liabilities	$11,379	$17,157

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

Through September 30, 2022, the Company has paid a total of $5.4 million to Adimab relating to milestones under the Adimab Agreement. In 2020, the Company made a payment of $1.0 million due to reaching an additional milestone (dosing of first patient for Phase 1 clinical trial). In the three months ended September 30, 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). The additional milestone was paid in July 2022. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GlaxoSmithKline ("GSK")

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

The Company determined that the co-development in Phases 2 and 3 and the co-commercialization efforts of the GSK Collaboration Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for these activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of these activities, GSK does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, these activities are accounted for as a component of the related expense in the period incurred in accordance with ASC 730, Research and Development. Additionally, reimbursements received from GSK in connection with the joint operating activities are recognized as a reduction to research and development expense.

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended September 30, 2022, the Company expensed approximately $3.6 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $3.1 million are payable to GSK and recorded as an expense to research and development expense during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company expensed approximately $14.9 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $6.5 million are payable to GSK and recorded as an expense to research and development expense during the nine months ended September 30, 2022.

As of September 30, 2022, $3.1 million of the expenses have not been paid and are included in the accrued expenses and other current liabilities in the condensed consolidated balance sheet. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

Revenue Recognition

The Company also evaluated the elements of the GSK Collaboration Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company’s arrangement with GSK contains the following material promises under the contract at inception: (i) transfer of the license under certain of the Company’s intellectual property related to EOS-448, (ii) completion of the Phase 1 clinical study related to EOS-448, (iii) transfer of “Know How” under the EOS-448 intellectual property, and (iv) manufacturing until the “Know How” transfer is complete. The Company evaluated the above material promises under ASC 606 and determined that it has one combined performance obligation. These promises are considered to be outputs of the Company's ordinary activities and ongoing major operations. As GSK provided the Company consideration in exchange for these promises, GSK meets the definition of a customer under ASC 606-10-20 in the context of the combined performance obligation. These promises are distinct from the co-development and co-commercialization activities in which the Company and GSK jointly participate. Accordingly, the context in which GSK is a customer is limited to the material promises described above.

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of September 30, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. This is expected to be completed by end of 2022. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There are no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

During the three months ended September 30, 2022, the Company recognized revenue totaling approximately $19.5 million with respect to the GSK Collaboration Agreement. During the nine months ended September 30, 2022, the Company recognized revenue totaling approximately $213.7 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. As of September 30, 2022, and December 31, 2021, there was approximately $66.5 million and $280.2 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract Liabilities:
Deferred Revenue	$280,225	$—	$(213,725)	$66,500

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

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $19.6 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of September 30, 2022, or December 30, 2021. For the RCA-2, the Company recorded a royalty accrual of $0.8 million as of September 30, 2022, and $0.9 million as of December 31, 2021, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three and nine months ended September 30, 2022 and 2021 and end of period balances as of September 30, 2022, and December 31, 2021:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cash received during the three months ended September 30	$—	$—	$—	$—	$—	$—	$—	$—
Grant income (expense) recognized during the three months ended September 30	$364	$1,115	$(5)	$—	$55	$205	$414	$1,320

Cash received during the nine months ended September 30	$—	$—	$—	$—	$473	$—	$473	$—
Grant income recognized during the nine months ended September 30	$364	$4,110	$480	$725	$208	$4,101	$1,052	$8,936

Grants receivable at the end of the period	$2,061	$1,832	$1,526	$1,097	$701	$1,093	$4,288	$4,022
Grants repayable at the end of the period	$4,598	$5,278	$763	$886	N/A	N/A	$5,361	$6,164

As of September 30, 2022, $151 thousand of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

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

2019 Stock Option and Grant Plan

The Company’s 2019 Stock Option and Grant Plan (the "2019 Plan") provided for the Company to grant stock options and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Total authorized options under the 2019 Stock Option and Grant Plan is 3,464,316. The 2020 Plan (as defined below) replaced the 2019 Plan and no further issuances will be made under the 2019 Plan. However, the 2019 Plan continues to govern outstanding equity awards granted thereunder.

On July 15, 2020, the Company’s board of directors approved an amendment to stock options outstanding under the 2019 Stock Option and Grant Plan to provide for immediate 100% vesting for all outstanding options under the plan upon the consummation of a Sale Event, as defined by the amendment.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2021 under the Amended 2020 Plan was 5,562,055 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2022, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,773,300. The number of shares of common stock reserved for issuance as of September 30, 2022 under the Amended 2020 Plan was 7,335,355.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of September 30, 2022 under the 2020 ESPP was 667,931. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2022. As of September 30, 2022, no shares had been issued under the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,127	$553	$2,883	$1,324
General and administrative	4,596	3,389	12,793	8,429
Total stock-based compensation expense	$5,723	$3,942	$15,676	$9,753

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	5,207,084	$14.35	7.7
Granted	1,343,467	32.98
Forfeited	(27,206)	7.15
Exercised	(109,322)	5.58
Outstanding as of September 30, 2022	6,414,023	$18.43	7.5	$39,272
Exercisable at September 30, 2022	3,000,604	$12.39	6.5	$26,573

The weighted-average grant-date fair value of options awarded during the nine months ended September 30, 2022 and 2021 was approximately $24.06 per share and $25.80 per share, respectively. As of September 30, 2022, there was a total of $54.7 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.6 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.65% - 3.38%	0.66% to 0.89%	1.37% - 3.38%	0.42% - 0.90%
Expected term (in years)	6	6	5.5 - 6	6
Expected volatility	93%	92% to 94%	86% - 93%	92% - 100%
Expected dividend yield	—	—	—	—
Estimated fair value of common stock	$20.87 - $24.09	$20.54 to $25.65	$17.50 - $46.56	$20.54 - $41.58

Restricted Stock Units

The Company issued restricted stock units in 2022, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2021	—	$—
Issued	10,000	35.86
Vested	—	—
Cancelled	—	—
Unvested as of September 30, 2022	10,000	$35.86

As of September 30, 2022, there was approximately $0.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 3.4 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented:

Loss before income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Domestic	(18,622)	(5,466)	(58,590)	(35,671)
Foreign	16,636	77,879	184,580	68,091
(Loss) income before income tax (expense) benefit	(1,986)	72,413	125,990	32,420
Income tax (expense) benefit	2,977	(2,771)	(49,791)	(2,771)
Effective tax rate	149.9%	3.8%	39.5%	8.5%

The effective tax rates of 149.9% and 39.5% for the three and nine months ended September 30, 2022, respectively, and 3.8% and 8.5% for the three and nine months ended September 30, 2021, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. The Company reduced the unrecognized tax liability by $1.6 million during the three months ended September 30, 2022. The unrecognized tax liability recorded as of the period ended September 30, 2022 relating to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S was $40.9 million, an increase of $23.9 million in the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $0.6 million and $4.5 million, respectively, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2022.

The increase in the unrecognized tax benefits during the three and nine months ended September 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position. The decrease in the unrecognized tax benefits during the three months ended September 30, 2022 was caused by the consolidated pretax loss for the period.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of September 30, 2022 and December 31, 2021, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of September 30, 2022 and December 31, 2021, there are no minimum commitments under the WuXi Agreement. Additionally, as of September 30, 2022 and December 31, 2021, there are no royalties or milestones payable.

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

Rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, and $0.7 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes lease terms and discount rate:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.2	5.9
Weighted-average discount rate	4.78%	4.76%

The following table summarizes the cash flow and other information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$38	$6	$215	$3,322
Operating cash flows used in operating leases	$185	$191	$669	$558

As of September 30, 2022, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2022 and the future years thereafter (in thousands):

Year ending December 31:
2022	$246
2023	978
2024	963
2025	936
2026	910
Thereafter	1,136
Total lease payments	5,169
Less: interest	(674)
Total lease liability	$4,495
Lease liabilities	$767
Lease liabilities, net of current portion	$3,728

In March 2019, the Company provided a letter of credit for approximately $57,000 to secure its obligation under its lease in Cambridge, Massachusetts. In November 2021, the Company provided a letter of credit for approximately $142,000 to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of September 30, 2022 and December 31, 2021, the Company had approximately $85,000 and $99,000 on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of September 30, 2022.

Note 12. Net income (loss) per share attributable to common stock

The Company grants certain stock options under the Company's 2019 and 2020 Stock Option Plan and these are considered common stock equivalents. For the period ending September 30, 2021, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect. For the period ending September 30, 2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income (loss) per shares	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to common stockholders	$991	$69,642	$76,199	$29,649
Denominator
Weighted-average shares used in compute net income (loss) per share, basic	35,575,323	35,196,995	35,538,700	35,134,692
Effect of dilutive securities	2,080,417	2,285,094	2,313,541	2,404,492
Weighted-average shares used to compute net income per share, diluted	37,655,740	37,482,089	37,852,241	37,539,184
Net income per share:
Basic	$0.03	$1.98	$2.14	$0.84
Diluted	$0.03	$1.86	$2.01	$0.79

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

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, we began enrolling patients with first line, non-small cell lung cancer (NSCLC) in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with EOS-448. In addition, we are enrolling patients with first-line advanced or metastatic head and neck squamous cell carcinoma (HNSCC) for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with EOS-448. We and GSK continue to explore the Phase 1b trial evaluating the novel triplet of EOS-448 with dostarlimab and GSK’s investigational anti-CD96 antibody.

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

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we are enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We are also enrolling patients in a Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have initiated an expansion arm evaluating inupadenant in combination with pembrolizumab in patients with PD-1-resistant melanoma, currently in an ongoing trial. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

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

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our IPO. Through September 30, 2022, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of September 30, 2022, our principal source of liquidity was cash and cash equivalents, which totaled $752.2 million.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Direct research and development expenses by program:
EOS-448	$8,751	$4,566	$25,980	$10,757
Inupadenant	4,672	4,632	20,144	13,803
Other programs	4,182	2,368	7,919	5,178
Indirect research and development expenses (1)	6,327	4,536	17,895	12,245
Total research and development expense	$23,932	$16,102	$71,938	$41,983

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the dollar change in those items:

	Three Months Ended September 30,		Period to period
(in thousands)	2022	2021	change
Revenue:
License Revenue	$19,487	$104,271	$(84,784)
Total Revenue	19,487	104,271	(84,784)
Operating expenses:
Research and development expenses	23,932	16,102	7,830
General and administrative expenses	10,760	8,761	1,999
Total operating expenses	34,692	24,863	9,829
Income (loss) from operations	(15,205)	79,408	(94,613)
Other income and expenses:
Grant income	414	1,320	(906)
Research and development tax credits	284	169	115
Other income, net	12,521	(8,484)	21,005
Income (loss) before income taxes	(1,986)	72,413	(74,399)
Income tax (expense) benefit	2,977	(2,771)	5,748
Net income	$991	$69,642	$(68,651)

License revenue

License and collaboration revenue equaled $19.5 million for the three months ended September 30, 2022, resulting from a portion of the GSK upfront payment that was recognized in the second half of 2022.

Research and development expenses

Research and development expenses increased by $7.8 million to $23.9 million for the three months ended September 30, 2022, from $16.1 million for the three months ended September 30, 2021. This increase was primarily related to an increase of $1.4 million in payroll costs, $5.8 million increase CRO/CMO fees and internal laboratory expenses, and a $0.6 million increase in stock-based compensation. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials and was partially offset by the impact of the change in foreign currency exchange rates, as the U.S. dollar strengthened compared to the Euro during the three months ended September 30, 2022.

General and administrative expenses

General and administrative expenses increased by $2.0 million to $10.8 million for the three months ended from $8.8 million for the three months ended September 30, 2021.

The increase was primarily attributable due to an increase of $0.5 million of payroll and related costs resulting from additional executives and finance and administrative employees added to support our continuous growth in operations, and a $1.2 million increase in stock-based compensation for the three months ended September 30, 2022. This increase was partially offset by a $0.5 million decrease in professional and legal fees as well as a decrease of $0.1 million for directors' and officers' insurance. In addition, there was also a $0.9 million increase related to various other general and administrative expenses.

Grant income

Grant income decreased by $0.9 million to $0.4 million for the three months ended September 30, 2022 from $1.3 million for the three and nine months ended September 30, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to certain grant programs reaching their maturity. For the three months ended September 30, 2022, grant income relating to the EOS-448 and inupadenant programs decreased by $0.8 million and grant income relating to preclinical activities decreased by $0.2 million.

Other income (expense), net

The other income (expense), net for the three months ended September 30, 2022 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the third quarter of 2022. The increase also partially relates to increased interest income in our money market bank accounts driven by interest rate hikes during 2022.

Income tax expense

Our effective tax rates were 149.9% and 3.8% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three months ended September 30, 2022 were different than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. The Company reduced the unrecognized tax benefit liability by $1.6 million during the three months ended September 30, 2022. The unrecognized tax liability recorded as of the period ended September 30, 2022 relating to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S was $40.9 million, an increase of $23.9 million in the nine months ended September 30, 2022. During the three months ended September 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $0.6 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to period
(in thousands)	2022	2021	change
Revenue:
License and collaboration revenue	$213,725	$104,271	$109,454
Total revenue	213,725	104,271	109,454
Operating expenses:
Research and development expenses	71,938	41,983	29,955
General and administrative expenses	32,846	30,907	1,939
Total operating expenses	104,784	72,890	31,894
Income (loss) from operations	108,941	31,381	77,560
Other income and expenses:
Grant income	1,052	8,936	(7,884)
Research and development tax credits	830	288	542
Other (expense) income, net	15,167	(8,185)	23,352
Income before income taxes	125,990	32,420	93,570
Income tax expense	(49,791)	(2,771)	(47,020)
Net income	$76,199	$29,649	$46,550

License revenue

License and collaboration revenue equaled $213.7 million for the nine months ended September 30, 2022, resulting from a portion of the GSK upfront payment that was recognized in the nine months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $30.0 million to $71.9 million for the nine months ended September 30, 2022, from $42.0 million for the nine months ended September 30, 2021. This increase was primarily related to an increase of $2.6 million in payroll and related costs, a $23.6 million increase in CRO/CMO fees and internal laboratory expenses, a $2.2 million increase related to milestones, a $1.6 million increase in stock-based compensation, an increase of $0.3 million in professional fees and an increase of $0.2 million related to facilities. These increases were partially offset by a $0.6 million decrease related to various other research and development expenses. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the nine months ended September 30, 2022. The change related to increased activity was partially offset by the impact of the change in foreign currency exchange rates, as the U.S. dollar strengthened compared to the Euro during the period.

General and administrative expenses

General and administrative expenses increased $1.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. There was an increase of $2.1 million of payroll and related costs resulting from additional executives and finance and administrative employees added to support our continuous growth in operations, a $4.4 million increase in stock-based compensation, an increase of $0.4 million related to facilities, and an increase of $0.1 million for directors' and officers' insurance. In addition, there was also a $1.0 million increase related to various other general and administrative expenses. These increases were offset by a decrease in professional fees of $6.1 million. The overall decrease in professional fees was primarily attributed to a $6.3 million of one-time advisor fees incurred by us for the GSK Collaboration Agreement for the nine months ended September 30, 2021.

Grant income

Grant income decreased by $7.9 million to $1.0 million for the nine months ended September 30, 2022 from $8.9 million for the nine months ended September 30, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to certain grant programs reaching their maturity. For the nine months ended September 30, 2022, grant income relating to the EOS-448 and inupadenant programs decreased by $4.0 million and grant income relating to preclinical activities decreased by $3.9 million.

Research and development tax credits

Research and development tax credits decreased by $0.6 million due to a decrease in qualified expenditures during the nine months ended September 30, 2022.

Other income (expense), net

The other income (expense), net for the nine months ended September 30, 2022 primarily relates to foreign exchange gains recorded as a result of the change in euro to U.S. dollar exchange rate that occurred in the nine months ended September 30, 2022.

Income tax expense

Our effective tax rates were 39.5% and 8.5% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were different than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. Section 174 of the Internal Revenue Code was amended on January 1, 2022, in connection with certain provisions of the 2017 Tax Cuts and Jobs Act, Public Law 115-97-Dec. 22, 2017 becoming effective. As a result of the amendment research and development expenses must now be capitalized and amortized for tax purposes over either five years for work performed in the U.S. and fifteen years for work performed outside of the U.S. Previously, research and development expenses were available to offset taxable income for tax purposes in the year incurred. As a result of the change in treatment, the Company estimates that its annualized tax rate for 2022 will be meaningfully higher than its 2021 effective tax rate of approximately 16.3%. The Company recorded an additional unrecognized tax liability of $23.9 million during the nine months ended September 30, 2022 related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. The total uncertain tax liability as of the period ended September 30, 2022 was $40.9 million. During the nine months ended September 30, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $4.5 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2022.

The increase in the unrecognized tax benefits during the three and nine months ended September 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

Liquidity and capital resources

In June 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of September 30, 2022, we had $752.2 million in cash and cash equivalents. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the EOS-448 grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.8 million as of September 30, 2022, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(84,020)	$571,956
Investing activities	(942)	(1,081)
Financing activities	610	1,303
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(12,014)	(8,728)
Net decrease in cash, cash equivalents and restricted cash	$(96,366)	$563,450

Net cash used in operating activities

Net cash used in operating activities was $84.0 million during the nine months ended September 30, 2022. The cash usage was primarily due to the decrease in deferred revenue of $213.7 million, partially offset by $76.2 million net income, increase in the uncertain tax benefit of $23.8 million, and stock-based compensation. Net cash provided by operating activities was $572.0 million during the nine months ended September 30, 2021, which was primarily due to the upfront payment received from the GSK Collaboration Agreement.

Net cash used in investing activities

Net cash used in investing activities decreased by $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily due to less purchases of laboratory and other equipment and software during the nine months ended September 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $12.0 million and $8.7 million reduction of cash, cash equivalents and restricted cash for the nine months ended September 30, 2022 and 2021, respectively, was primarily caused by the reduction of the euro to dollar exchange rate during those periods.

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

In June 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, EOS-448.

Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones.

As of September 30, 2022, we had cash and cash equivalents of $752.2 million. We believe our existing cash and cash equivalents could enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

We have agreements with granting agencies whereby we receive funding under grants, which partially or fully reimburse us for eligible research and development expenditures. Certain grant agreements require us to repay the funding wherein the repayment provision of the grants is predicated on whether we decide to pursue commercial development or out licensing of the drug candidate that is produced from the results of the research program. The repayment provision includes a portion that is fixed (corresponding to 30% of the grant) which is effective after we decide to pursue commercial development or out licensing of the drug candidate. The repayment provision also includes a potential obligation to pay a royalty that is contingent upon achieving sales of a product developed through the program. The maximum amount payable to the granting agency under each grant, including the fixed repayments, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of September 30, 2022 and December 31, 2021, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $752.2 million and $848.5 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of September 30, 2022, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.
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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on the development of inupadenant and EOS-448. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates require substantial funding and remain subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of our current product candidates and any future product candidates may not be predictive of the results of later-stage clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or comparable foreign regulatory authorities. Our product candidates may not perform as we expect, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect, and may not ultimately prove to be safe and effective. We may modify development plans, including selecting different combinations or indications or discontinuing clinical activities, or determine to pursue development of different product candidates as we obtain additional clinical and nonclinical data.

Results from preclinical studies and early-stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies and trials. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. Moreover, flaws in the design of a clinical trial may negatively impact results. We may not discover such a flaw until the clinical trial is at an advanced stage.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and EOS-448. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the ongoing COVID-19 pandemic on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. For example, the FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. Similar risks relate to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our product candidates, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. A number of large biopharmaceutical and biotechnology companies currently market and sell products, or are pursuing the development of products, for the treatment of solid and liquid tumors. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Inupadenant and EOS-448 are each in ongoing Phase 2 clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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
•
Operations: In March 2020, in response to governmental measures to control the spread of COVID-19, we required all non-laboratory employees and all non-essential employees for laboratory work to work remotely, suspended non-essential travel for our employees and discouraged employee attendance at other gatherings. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. With increased availability of vaccines and public health guidelines evolving to reflect their availability, we have shifted to a hybrid model for all our employees. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our pre-clinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted, the extent of which will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as new variants, the duration of outbreaks, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate.
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

•
identify, recruit, integrate, retain, and motivate additional qualified personnel;
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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for EOS-448 and inupadenant. During the three months ended September 30, 2022, we did not receive cash under the EOS-448 grant and the inupadenant grant.

We must repay 30% of the amount received under the grants unless we decide not to pursue commercial development or out licensing of the drug candidate, inform the Walloon Region of our decision and justify our decision based upon the failure of the program, and transfer the intellectual property rights to the Walloon Region. This is referred to as the fixed repayment. In addition, in the event that we receive revenue from products or services related to the results of the program, we will have to pay to the Walloon Region a 0.33% royalty on revenue resulting from the first RCA grant and a 0.15% royalty on revenue resulting from the second RCA grant (increased from 0.12% effective December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed repayment, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 61.5% of our outstanding voting stock as of September 30, 2022. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

10.1#*	First Amendment to the iTeos Therapeutics, Inc. 2020 Employee Stock Purchase Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

iTeos Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: November 10, 2022	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)