Form 10-K
period 2022-12-31
iTeos Therapeutics, Inc.
filed 2023-03-15
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 7, 2023 was $609.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2023 was 35,720,401.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PCAOB No. 1133 Auditor Name: Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises BV/SRL Auditor Location: Zaventem, Belgium

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials of EOS-448, inupadenant, EOS-984 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory filings or approvals for our product candidates;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of our product candidates;
•
the outcomes of our preclinical studies;
•
our ability to enroll patients in our clinical trials at the pace that we project;
•
the costs of development of our product candidates or clinical development programs;
•
our expectations regarding the anticipated development of our pipeline of candidates;
•
the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures, and the degree to which such resources will enable us to fund our planned development of our product candidates;
•
the potential attributes and clinical benefits of our product candidates;
•
our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•
the expected benefits of collaborations, including potential milestones and royalty payments from GSK pursuant to the GSK Collaboration Agreement (each as defined herein);
•
the rate and degree of market acceptance of our product candidates;
•
our ability to obtain orphan drug or Breakthrough Therapy designation or other accelerated approval for any of our product candidates;
•
our ability to manufacture our product candidates in conformity with the Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

•
our ability to obtain and maintain intellectual property protection for our product candidates;
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
•
We may not be able to file investigational new drug (IND) applications or IND amendments to commence additional clinical trials on the timelines indicated, and, even if we are able to file, the Federal Drug Administration, or FDA, or comparable foreign regulatory authorities may not permit us to proceed.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. We leverage our deep understanding of tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways. Each of our therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, we are enrolling patients with first line, non-small cell lung cancer (NSCLC) in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with EOS-448. In addition, we are enrolling patients with first-line advanced or metastatic head and neck squamous cell carcinoma (HNSCC) for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with EOS-448. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: EOS-448 with dostarlimab and GSK’s investigational anti-CD96 antibody, and EOS-448 with dostarlimab and GSK’s anti-PVRIG.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, we are also enrolling patients in an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we have completed enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We confirmed a partial response using inupadenant in monotherapy in a patient who had the highest level of the biomarker that we have recorded. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have completed enrollment in the Phase 2a trial evaluating inupadenant in combination with pembrolizumab in post-PD-1 melanoma and have decided to prioritize development of inupadenant in our ongoing study in combination with platinum-doublet chemotherapy in patients with chemo-naïve NSCLC as we have determined that the post-PD-1 melanoma setting is not a path to accelerated approval. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

In September 2021, we nominated a product candidate, EOS301984, or EOS-984, which targets a new mechanism in the adenosine pathway for Investigational New Drug, or IND, enabling studies. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. We expect to initiate clinical studies for EOS-984 in mid-2023.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. Our internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional targets that complement our TIGIT and adenosine pathway programs or address additional immunosuppressive pathways. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

Our pipeline

The following chart summarizes our current and expected development of our pipeline of therapeutic candidates during 2023.

Objectives and Business Strategy

Our vision is to transform the treatment of people living with cancer by creating a broad portfolio of immuno-oncology therapies targeting major mechanisms of immunosuppression on in the tumor microenvironment. The key pillars of our strategy to achieve our vision include:

•
Advance the development of our clinical candidates toward registration. In collaboration with GSK, we aim to exploit the broad potential of TIGIT inhibition and advance EOS-448, our FcγR engaging anti-TIGIT antibody, through clinical development and regulatory approval. For the adenosine pathway, our goal is to build upon the differentiated profile of inupadenant and EOS-984 to advance these programs through clinical development and regulatory approval.
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
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise to move our clinical products toward commercialization. In June 2021, we entered into the GSK Collaboration Agreement to co-develop and co-commercialize EOS-448. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us, and we are also eligible to receive up to $1.45 billion in milestone payments, contingent upon the EOS-448 program achieving certain development and commercial milestones. By combining forces with GSK’s and their global reach and leading pipeline in the TIGIT/CD226 pathway, this collaboration expands and accelerates our ability to bring EOS-448 to patients globally in multiple indications. In addition, we have and may in the future enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we entered into a non-exclusive, clinical supply agreement with Merck & Co, or Merck, to evaluate inupadenant in combination with pembrolizumab and with Bristol Myers Squibb to evaluate EOS-448 in combination with iberdomide.
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

Our drug discovery efforts are dedicated to understanding immune resistance pathways with the specific goal of generating differentiated product candidates that restore the immune response against cancer. We currently have two clinical-stage product candidates, EOS-448 and inupadenant, each targeting a key mechanism which may inhibit an effective antitumor immune response: the novel checkpoint TIGIT/CD226 pathway, and the adenosine pathway, respectively. We believe that both product candidates have the potential to increase patient responses to immunotherapy, including in patients resistant to currently approved CPIs. We are also using our deep understanding of critical immune resistance pathways to identify new targets and generate additional product candidates that have the potential to be complementary to our current cancer therapies.

EOS-448

Highlights of EOS-448

1.
Clinical proof of concept of anti-TIGIT antibodies. EOS-448 is an antibody specifically designed to target TIGIT, a receptor expressed on immune cells, particularly tumor-infiltrating lymphocytes, or TILs. Its main ligands play both inhibitory and stimulatory roles in regulating immune response and are highly expressed in tumors, where they have been shown to mediate immunosuppression. In the TIGIT field, two recent randomized Phase 2 trials in non-small cell lung cancer of other companies that demonstrated clinical benefit of a-TIGIT treatment and upcoming readouts of other companies uniquely position anti-TIGIT antibodies as a promising next generation cancer immunotherapy.
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

In preclinical models, we also showed that a surrogate anti-TIGIT antibody, sharing similar characteristics as EOS-448 but active in mouse, delayed tumor growth and caused tumor regression both as monotherapy and in combination with other cancer therapies, including anti-PD-1 antibodies.

We believe these properties could translate into superior clinical benefit of EOS-448 as compared to other anti-TIGIT antibodies in development.

3.
An FcγR-activating anti-TIGIT antibody to restore anti-tumor activity via multiple mechanisms. EOS-448 is designed to restore immune responses through multiple mechanisms. First, EOS-448 is designed to block the binding of the ligands, CD155 and CD112, to TIGIT, which frees these ligands to bind to the stimulatory receptor, CD226, expressed both on NK and T cells, resulting in activation of these immune cells and in immune-mediated killing of tumor cells. Second, as the antibody has been designed as a fully functional IgG1, EOS-448 can engage Fcγ receptors expressed on dendritic cells, natural killers, and macrophages leading to pro-inflammatory signal and enhanced immune activation. Third, these activated macrophages and NK cells can induce antibody-dependent cellular cytotoxicity and directly kill the cells expressing the highest level of TIGIT in the tumor microenvironment, which are the immunosuppressive regulatory T cells (Tregs) and the terminally exhausted T cells that are detrimental to an effective antitumor immune response. With those multiple mechanisms of action, EOS-448 is well suited to improve the balance of effector versus suppressive immune cells and restore the antitumor immune response, particularly in combination with other immunotherapies.
4.
EOS-448 demonstrates strong target engagement and early sign of activity in patients. EOS-448 is currently under clinical development and early clinical trials have demonstrated strong target engagement in patients treated with different concentration of the drug. Early clinical data suggest that proliferation markers are increased in T cells of treated patients while suppressive regulatory T cells are strongly depleted from the blood and in the tumor after the initial dosing with EOS-448. In addition, multiple patients have experienced prolonged disease stabilization and some regression of tumor size was observed in subjects treated with the drug as single agent. EOS-448 is currently tested in multiple studies and in multiple combinations with the goal of expanding its antitumor potential.

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

Potential broader opportunity for inupadenant

We are evaluating potential predictors of response and potential PD biomarkers in pre- and post-treatment tumor samples. These biomarkers include the expression of A2AR and adenosine-producing enzymes within the tumor, the presence of immune cells within the tumor and several tumor gene signatures, including an immune gene signature. We believe the biomarker findings from our ongoing Phase 1/2a clinical trial provide insight into the mechanism of action of inupadenant, which we anticipate will inform our selection of indications, and may allow us to identify patients more likely to benefit from inupadenant. We will also be guided by our evaluation of the expression of A2AR and adenosine-producing enzymes, such as CD73, TNAP and PAP in various tumor types. We believe inupadenant has the potential to provide clinical benefit across many indications.

Our Preclinical Novel Adenosine-Pathway Inhibitor Program

We have developed significant expertise in tumor immunology and the tumor microenvironment, which we are exploiting to expand our pipeline. For example, by characterizing the impact of high concentrations of adenosine on immune cells, we have identified a novel mechanism within the adenosine pathway responsible for inhibiting the proliferation of T cells in high adenosine concentrations that can be found in some tumors. In preclinical studies, addition of ATP as a source of adenosine at a concentration of 100µM completely blocked CD8+ T cell proliferation in vitro. The addition of an inhibitor to the novel target restored proliferation and could further enhance cytokine secretion in combination with inupadenant.

In September 2021, we nominated a product candidate, EOS-984, targeting a novel mechanism in the adenosine pathway for IND enabling studies. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. We expect to initiate clinical studies for EOS-984 in mid-2023.

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

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met, and we paid $0.2 million in April 2017. Upon our exercise of an option for an exclusive development and commercialization license, with respect to a target, we are required to make a low single digit million-dollar payment to Adimab for each exercised option. For example, in August 2018, we paid a $1.0 million nonrefundable fee to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In addition, on a per target basis, we may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. We will pay Adimab low to mid-single-digit royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, we have paid a total of $5.4 million to Adimab pursuant to the collaboration agreement.

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

For our anti-TIGIT antibody, EOS-448, we are aware of several pharmaceutical companies developing antibodies against this target, including Bristol-Myers Squibb, Merck, Mereo Biopharma Group plc, Roche/Genentech, Beigene, Ltd. (with partner Novartis), Arcus (with partner Gilead), Agenus, Seagen, Innovent (with partner Eli Lilly), Merck KGaA, Junshi and Compugen Ltd. To our knowledge, no anti-TIGIT antibodies have been approved for commercial sale, and the most advanced antibodies are in Phase 3 clinical trials.

For our small molecule antagonist of A2AR, inupadenant, we are aware of several other companies that are developing other adenosine receptor antagonists, including AstraZeneca, Corvus Pharmaceuticals, Merck KGaA, Incyte, Arcus (with partner Gilead) and Novartis. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced such selective A2AR antagonists are in Phase 2 clinical trials.

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

Intellectual property

As of January 1, 2023, we have two issued United States patents, one issued European patent, and over thirty pending applications in the United States and throughout the world in our TIGIT program portfolio. The patents and pending applications in our TIGIT program portfolio include claims covering EOS-448, its therapeutic use, and manufacture. Not including any potential patent term extension, the issued United States and European patents have a natural expiration date in 2038 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2040.

We also have three issued United States Patents, one issued Australian Patent, one issued European Patent, as well as several other issued patents globally, and over fifty pending applications (including Patent Cooperation Treaty applications) in our A2AR program portfolio both in the United States and throughout the world. The patents and pending applications in our A2AR program portfolio include claims covering inupadenant, such as composition of matter, formulations, methods of treatment, and processes of manufacture. Not including any potential patent term extension, the issued patents have natural expiration dates ranging from 2038 to 2039 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2042.

Government regulation

Government authorities in the United States, at federal, state, and local levels, as well as in foreign countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. The process of obtaining regulatory approvals of drugs in the United States and in foreign countries and ensuring subsequent compliance with applicable statutes and regulations and other regulatory authorities requires the expenditure of substantial time and financial resources.

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
•
submission to the FDA of an IND that must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
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
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements, or cGMPs, to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s continued safety, purity and potency;
•
potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

The failure to comply with the applicable requirements in the United States at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions.

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

The FDA may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

A separate submission to an existing IND must be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB either centrally or individually for each institution at which the clinical trial will be conducted. The IRB also approves the informed consent information that must be provided to each clinical trial subject or his or her legal representative and must operate in compliance with FDA regulations. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is not being conducted in accordance with FDA requirements, including GCP. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk to subjects or on other grounds, such as lack of efficacy.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA may accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, the foreign data are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional data from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

IND sponsors must submit annual reports on the progress of investigations under the IND to FDA and submit IND safety reports to FDA when certain serious and unexpected adverse reactions and certain other safety issues occur.

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

In addition, under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. PREA does not generally apply to a drug or biological product for an indication for which orphan designation has been granted, PREA requirements are applicable to original applications for a new active ingredient that is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer, regardless of whether the drug is for an indication for which orphan designation has been granted.

The FDA has 60 days after submission of an NDA or BLA to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA or BLA and respond to the applicant, and six months from the filing date of an original NDA or BLA filed for priority review. A major amendment to an NDA or BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs.

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

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the NDA or BLA, and the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. The FDA will not approve an application until it determines that the issues identified in the complete response letter have been addressed.

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

If a product that has received ODD and subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years from the approval of the NDA or BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Expedited development and review programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, and priority review.

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

Any product submitted to the FDA for approval, including a product with Fast Track, or Breakthrough Therapy designation, may also be eligible priority review. A product is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness over available therapies. For original NDAs and BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Fast Track designation, Breakthrough Therapy designation, and priority review do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process. Each of the designations may also be rescinded if a product no longer meets the program’s criteria.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

For drugs granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless FDA informs the applicant otherwise.

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

U.S. post-approval requirements for drugs and biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations applicable to drugs and biologics, including those prohibiting the promotion of off-label uses, and a company that is found to have violated FDA regulatory requirements, including improperly promoting off-label uses may be subject to significant liability.

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

In addition, drug and biologics manufacturers and their subcontractors involved in the manufacture of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act, which permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those patents covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Examples of applications that may require new clinical investigations essential to approval and receive three-year exclusivity include applications for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

A drug or biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “written request” for such a study.

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

Other healthcare laws

Our business operations and any current or future arrangements with third-party payors, physicians, other healthcare providers, patients and other individuals and organizations in the health care industry may expose us to healthcare and other laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we may obtain marketing approval. In the United States, federal laws include, without limitation, the following (some of which may be implicated only if we have an approved product).

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
•
HIPAA, as amended, and its implementing regulations, which establish privacy and security standards applicable to certain health care providers and other entities and their business associates that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information;
•
federal laws, including the Medicaid Drug Rebate Program, which require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•
the so-called “federal sunshine” law or Open Payments, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•
federal consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Coverage and reimbursement

In the United States and markets in other countries, patients and providers generally rely on third-party payors to reimburse all or part of the costs associated with treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. Obtaining coverage and an adequate reimbursement may prove challenging for new products as such products may need to demonstrate their relative cost effectiveness and gain market acceptance.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, which could further limit a company’s revenue generated from the sale of any approved products. Coverage and reimbursement may vary across payors. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. For example, in June 2021, the Supreme Court rejected a challenge to the constitutionality of the ACA on the grounds that the states and individuals that brought the challenge did not have standing.

Beyond the ACA, there have been ongoing legislative and administrative reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act (IRA) of 2022 contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price.

Some of the health care reform changes have been and may continue to be subject to legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032. Adoption of new healthcare reform legislation at the federal or state level could negatively affect demand for, or pricing of, our products or product candidates if approved for sale.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare & Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, in recent years, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2031 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries and pricing and reimbursement schemes vary widely from country to country. For example, the domestic laws of various European Union (EU), may restrict the range of products for which their national health insurance systems provide reimbursement and control, both directly and indirectly, the prices of medicinal products for human use. Some EU Member States provide that products may be marketed only after a reimbursement price has been agreed. Some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or standard of care in order to obtain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

European Union drug development

In the EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. The EU clinical trials regulatory framework is currently in the process of transitioning to an updated regime. Although the old regime, the EU Clinical Trials Directive 2001/20/EC, or the CTD, sought to harmonize the EU clinical trials regulatory framework the EU Member States applied the provisions of the CTD differently. This led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be authorized in each of the EU Member States where the trial is to be conducted by the National Competent Authority, or NCA, and an Ethics Committee, or EC, in each EU Member State where the trial is to be conducted must have issued a favorable opinion on the trial. Under the old regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the EU Member State where they occurred.

As of January 31, 2022, Regulation (EU) No 536/2014 on clinical trials (the CTR), came into effect, and with it, the launch of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials.

The CTR is directly applicable in all EU Member States (and so does not require national implementing legislation in each EU Member State). The CTR has simplified the approval process for clinical trials to be carried out in the EU. Rather than applying for a clinical trial authorization in each EU Member State where the trial will be conducted, the CTR provides that one application be submitted centrally, via CTIS, which will then be reviewed by designated NCAs. If successful, the resulting decision arising from the evaluation process would cover all EU Member States concerned by the application. The CTR foresees a transition period: until January 30, 2023, sponsors can choose whether to submit an initial clinical trial authorisation application in line with the CTD or via CTIS; and from January 31, 2023, the submission of initial CTA applications for a new clinical trial via CTIS will become mandatory. By January 31, 2025, all ongoing trials approved under the CTD must comply with the CTR and information relating to such clinical trials must be recorded in CTIS.

We will no longer pursue renewal of the designation as a small and medium-sized enterprise, or SME, with the European Medicines Agency, or EMA, because iTeos SA, an entity based in Belgium for the purpose of the designation, exceeds the thresholds set out in the Commission Recommendation of 6 May 2003 (2003/361/EC). The SME designation was withdrawn in December 2022.

European Union drug marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment according to the respective local enforcement regimes. EU Directive 2001/83/EC, which governs medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom, or UK, despite its departure from the EU.

In the EU and UK, the statutory regimes applicable to the advertising of medicinal products are supplemented by codes of practice which are developed by trade organizations. Such codes of practice are only binding on companies which are members of the relevant trade organization. However, since they represent the best practice, many non-members choose to abide by these codes of practices too. Pursuant to these codes of practice, payments made to physicians must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, their competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European drug review and approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products (i.e.; those which are developed using recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells, and hybridoma and monoclonal antibody methods), orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of an acquired immune deficiency syndrome (such as HIV or AIDS), cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance for indications not covered by the mandatory centralized procedure, for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is ordinarily issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the NCAs of the EEA Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EEA Member State, this national MA can be recognized in another EEA Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various EEA Member States through the decentralized procedure.

Under the above described procedures, before granting the MA, the EMA or the NCAs of the EEA Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021, unless the MA holders opted-out of the automatic conversion process. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European new active substance exclusivity

In the EEA, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, qualify for eight years of data exclusivity upon grant of MA and an additional two years of market exclusivity. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. The equivalent provisions are reflected in domestic law in the UK.

European orphan designation and exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions which either affect not more than five in 10,000 persons in the EU, or where it is unlikely that the marketing of the medicine in the EU would generate sufficient return to justify the necessary investment in its development. In each case, there can be no satisfactory method of diagnosis, prevention or treatment of the condition already authorized (or, if such a method exists, the product would be a significant benefit to those affected by the condition).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. If orphan status is maintained at the grant of MA, the medicinal product will attract ten years of market exclusivity. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, MAs may only be granted “similar medicinal products” for the same therapeutic indication if it can be established that: (i) the new product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted and instead a decision is made at the point of MA grant.

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO in circumstances where the medicinal product or the product class is likely to be ineffective or unsafe in part or all of the pediatric population; or the disease or condition occurs only in adult populations or the specific medicinal product does not represent a significant therapeutic benefit over existing treatments in pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). The UK formally left the EU on January 31, 2020 and a transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. The EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable from January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of GMP inspections and applicants and marketing authorization holders may submit GMP certificates issued by the UK MHRA for sites located outside the EU/EEA as supporting information for EU regulatory submissions. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Great Britain has also implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain currently broadly aligns with EU regulations, however it is possible that these regimes may diverge in future. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

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

General Information: As of December 31, 2022, we had 125 full-time employees, 47 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 99 employees are engaged in research and development activities and 26 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Equity, Diversity and Inclusion: At iTeos, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to work. We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we can make new cures possible is by working together. Among our employees as of December 31, 2022, women represent 58% and men represent 42% of our global workforce. Women represent 43% of the leadership positions at the Director level or above, and our Executive Committee, which represents the most senior leadership positions at the Company, is 43% female.

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

Safety and Well-Being: Employee health and safety in the workplace is one of our main priorities. We established a Health and Safety Committee, which provides a forum for employees and management to work together to prevent health and safety problems and to develop strategies to ensure a safe and healthy work environment. As a result of the challenges the COVID-19 pandemic brought, we took various steps to support our employees, including transitioning to a hybrid work model and offering flexible schedules.

Corporate Information

We were incorporated in October 2019 under the laws of the State of Delaware. Our principal executive offices are located at 321 Arsenal Street, Watertown, Massachusetts 02472, and our telephone number is (339) 217-0162. We have a subsidiary located in Belgium, iTeos Belgium SA, which was incorporated in August 2011 under the laws of Belgium.

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
•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or participants may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;
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

We may not be able to file IND applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed.

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and EOS-448. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the COVID-19 pandemic on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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
•
not be approved with label statements necessary or desirable for successful commercialization; or
•
contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trials, a more restrictive label, or delay or denial of marketing approval. We have identified in the past and may in the future identify serious adverse events suspected to be related to our product candidates. If concerns are raised regarding undesirable side effects or serious adverse events identified during clinical or preclinical testing, including any dose-limiting toxicities, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, declining to approve the product candidate, or issuing a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. Requests for additional data or information from the FDA or a comparable foreign regulatory authority also could result in substantial delays in the approval of our product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA and comparable foreign regulatory authorities. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price, prospects and reputation may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling, we and any third parties engaged on our behalf are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or comparable foreign regulatory authorities. If we market our medicines for off-label use, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. A company that is found to have promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

Even if our current product candidates and any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, applicable tracking and tracing requirements, export, import, advertising, marketing, and promotional activities. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with the FDA's cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and GCPs for any clinical trials that we conduct post-approval.

We and any of our suppliers or collaborators, including our CMOs, would be subject to periodic inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

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

The FDA generally is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, FDA may not be able to continue its current pace and review timelines could be extended. In addition, where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period, action on such applications may be delayed or prevented. Similarly, regulatory authorities outside the United States may experience delays in their regulatory activities.

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

In the United States, the availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, as well as private health insurance, will likely be essential for most patients to be able to afford our product candidates, assuming regulatory approval. There is significant uncertainty related to third party payor coverage and reimbursement of newly-approved products. No uniform policy for coverage and reimbursement for products exists among third-party payors. Coverage and reimbursement for products can differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. Third-party payors increasingly are limiting coverage and utilization of pharmaceutical products and challenging prices charged for pharmaceutical products and services. Assuming we obtain coverage for a product by a third-party payor, the third-party payor may implement utilization management controls, such as requiring pre-approval before our product will be covered for a particular patient, which may limit access to our product. In addition, the reimbursement rates may not be adequate or may require co-payments that patients find unacceptably high. Net prices for our products may be reduced by mandatory discounts or rebates that we are required to provide to certain government healthcare programs or private payors or by discounts we negotiate with third party payors. If coverage is limited, access to our products is subject to utilization management controls or reimbursement is inadequate, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

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

In the United States, numerous legislative and regulatory initiatives have been proposed to contain healthcare costs, some of which have been implemented. We expect that federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. See “Government Regulation – Healthcare Reform”.

Limitations in coverage or reduction in reimbursement from Medicare or other government programs may result in similar actions from private payors, which may adversely affect our future profitability.

Our relationships with healthcare providers, customers, and third-party payors will be subject to applicable fraud and abuse, privacy and price reporting and payment and other healthcare laws and regulations, which could expose us to significant administrative, civil, and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from government healthcare programs, contractual damages, reputational harm, and diminished profits and future earnings.

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
•
HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended, and its implementing regulations which also establish privacy and security standards applicable to certain health care providers and other entities and their business associates that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information;
•
federal laws, including the Medicaid Drug Rebate Program, which require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•
the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•
federal consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options, who may influence the ordering or use of our product candidates, if approved. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws and regulations. If our operations were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing preclinical and clinical trials and any future preclinical and clinical trials of our product candidates. The timing of the initiation and completion of these trials, therefore, is partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. We are not able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay or prevent marketing.

CROs, clinical trial investigators or other third parties on which we rely may fail to devote adequate time and resources to our development activities or perform as contractually required. The performance of our CROs may also be interrupted by the COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff to COVID-19, prioritization of resources toward the pandemic or high turnover rate, including as a result of the "great resignation". If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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
•
GSK may terminate the GSK Collaboration Agreement, which could damage perception of our product candidates, slow down our execution and timelines, and negatively affect the clinical development or commercialization of EOS-448; and
•
disputes may arise between us and GSK that cause the delay or termination of the development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.

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

In complying with the manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers also may be subject to inspections by the FDA or comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, the COVID-19 pandemic may impact our ability to procure sufficient supplies for the development of our current and future product candidates, and the extent of such impacts will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical trials and, for any product candidates that reach approval, the commercialization of our products, which would materially adversely affect our business, financial condition and results of operation.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing and grant arrangements and other marketing or distribution arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital and maintain liquidity may be adversely impacted by potential worsening global economic conditions and the ongoing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and inflationary pressures among other macroeconomic concerns. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The continued spread of COVID-19 and identification of new strains of the virus could adversely impact our clinical trials, manufacturing and other operations, including:

•
Clinical trials: The COVID-19 pandemic may cause delays in some of our clinical trials. Responses to COVID-19 by healthcare providers and regulatory agencies or staffing issues related to the COVID-19 response or the "great resignation" could impact the ability of clinical trial sites to participate in new clinical trials and could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent. Missing data could undermine data integrity and probability of success. In addition, due to COVID-19, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. Any negative impact COVID-19 has on study start-up, patient enrollment, retention or treatment, or data collection and validation could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.

•
Manufacturing: The COVID-19 pandemic may negatively affect the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Demand for vaccines and treatments for COVID-19 may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in clinical trials.
•
Operations: As a result of the challenges the COVID-19 pandemic brought, we took various steps to support our employees, including transitioning to a hybrid work model and offering flexible schedules. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our preclinical programs development, disrupt our operations, and increase the risk of a cybersecurity incident. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted, the extent of which will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as new variants, the duration of outbreaks, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate.
•
Stock Price: COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk factors” section.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. Successful cyberattacks could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Successful cyberattacks cause serious negative consequences, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Information security breaches can result in business, legal, financial, or reputational harm, or have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, political instability and military or other conflicts, including Russia’s invasion of Ukraine and the potential for a wider European or global conflict, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may negatively impact our supply chain, manufacturing costs or productivity, the economies in geographies in which we operate, or our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. It may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, our insurance may not be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, such as a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including supply chain disruptions, labor shortages and persistent inflation, could also strain our suppliers, possibly resulting in supply disruption, and could negatively impact our access to liquidity and banking relationships. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are subject to taxes in the U.S. and Belgium, as well as laws and regulations regarding taxes, levies, and other charges in different countries. These tax rules, which are subject to change, affect tax liabilities imposed in respect of our assets, income, and operations, including transactions with third parties, affiliates and employees. Dealings and other intercompany transactions between current group companies and former group companies as well as additional companies that may form part of our group in the future are subject to transfer pricing regulations imposed by jurisdictions in which such companies are resident and can affect the income tax liability of each company.

Our effective tax rates and liability for tax in Belgium, the United States, and other jurisdictions could be adversely affected by changes in tax laws, treaties and regulations, both internationally and domestically, or the interpretation thereof by the relevant tax authorities, including changes to the innovation income deduction, possible changes to the corporate income tax base, wage withholding tax incentive for qualified research and development personnel in Belgium and other tax incentives and the implementation of new tax incentives.

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

At December 31, 2022, we had an estimated cumulative carry forward tax losses of $44.4 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit, which can offset the Belgian corporate income tax due or it can be refunded if not used. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the parent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for EOS-448 and inupadenant. During the year ended December 31, 2022, we received €1.6 million under the EOS-448 grant and €2.1 million under the inupadenant grant.

We must repay 30% of the amount received under the grants unless we decide not to pursue commercial development or out licensing of the drug candidate, inform the Walloon Region of our decision and justify our decision based upon the failure of the program, and transfer the intellectual property to the Walloon Region. This is referred to as the fixed repayment. In addition, in the event that we receive revenue from products or services related to the results of the program, we will have to pay to the Walloon Region a 0.33% royalty on revenue resulting from the first RCA grant and a 0.15% royalty on revenue resulting from the second RCA grant (increased from 0.12% effective December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed repayment, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 62.4% of our outstanding voting stock as of December 31, 2022. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2020, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2022, we no longer qualified as a smaller reporting company; however, we are allowed to continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies through our annual report for the year ended December 31, 2022. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease 9,068 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts 02472 for our principal office. The lease terminates in February 2027.

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

Holders of Record

As of March 7, 2023, there were approximately 234 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Securities authorized for issuance under equity compensation plans

The information required by Item 5 of Form 10-K regarding equity compensation plans will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. We leverage our deep understanding of tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. Our innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways. Each of our therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

Our lead antibody product candidate, EOS-448, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. EOS-448 was selected for its affinity for TIGIT, its potency and its potential to engage the FcγR to activate dendritic cells, natural killer cells and macrophages and to promote cytokine release, activation of antigen presenting cells and ADCC activity. In 2020, we started an open-label Phase 1/2a clinical trial of EOS-448 in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent. In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of EOS-448 in combination with pembrolizumab and in combination with our A2AR antagonist inupadenant in patients with solid tumors.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, we are enrolling patients with first line NSCLC in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with EOS-448. In addition, we are enrolling patients with first-line advanced or metastatic head and HNSCC for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with EOS-448. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: EOS-448 with dostarlimab and GSK’s investigational anti-CD96 antibody, and EOS-448 with dostarlimab and GSK’s anti-PVRIG.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, we are also enrolling patients in an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we have completed enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We confirmed a partial response using inupadenant in monotherapy in a patient who had the highest level of the biomarker that we have recorded. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have completed enrollment in the Phase 2a trial evaluating inupadenant in combination with pembrolizumab in post-PD-1 melanoma and have decided to prioritize development of inupadenant in our ongoing study in combination with platinum-doublet chemotherapy in patients with chemo-naïve NSCLC as we have determined that the post-PD-1 melanoma setting is not a path to accelerated approval. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

In September 2021, we nominated a product candidate, EOS-984, which targets a new mechanism in the adenosine pathway for IND enabling studies. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. We expect to initiate clinical studies for EOS-984 in mid-2023.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through December 31, 2022, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents, which totaled $284.8 million and available-for-sale securities, which totaled $446.6 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as EOS-448. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). As of the date of this Annual Report on Form 10-K, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through December 31, 2022, we have paid a total of $5.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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

Impact of COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. While the COVID-19 pandemic has not significantly impacted our business or results of operations, the future impact of the COVID-19 pandemic on our industry, the healthcare system, our development timelines for EOS-448 and inupadenant, our preclinical research and development, and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See “Risk factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of any product candidates that receive regulatory approval. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, which could all be impacted by the COVID-19 pandemic, including, but not limited to:

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Year ended December 31,
(in thousands)	2022	2021
Direct research and development expenses by program:
EOS-448	$36,256	$14,641
Inupadenant	23,841	18,714
Other non-clinical programs	12,001	8,450
Indirect research and development expenses(1)	25,261	17,564
Total research and development expense	$97,359	$59,369

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

Interest income

Interest income consists of interest earned on our available-for-sale securities, money market funds, and bank sweep accounts.

Other income, net

Other income, net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive income. Items included are bank fees and gain or loss on foreign currency transactions.

Income taxes

We are subject to income taxes in the U.S. and Belgium. Belgium has a statutory tax rate different from the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. Income tax expense results from foreign minimum income tax and profit on a legal entity basis. For the first time since inception, we recognized income in 2021. Due to the revenue earned, we recognized income tax expense in 2021. As of December 31, 2022, we had foreign net operating loss carryforwards of $44.4 million with no expiration. As of December 31, 2022, we have fully utilized the U.S. net operating loss carryforwards and have $38.4 million of state net operating loss carryforwards. These net operating losses, along with temporary differences related primarily to capitalized research and development, or R&D expenses for tax purposes in Belgium and stock-based compensation in the U.S., resulted in a net deferred tax asset of $45.4 million. We have concluded that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of December 31, 2022. In addition, the Company recorded a $39.2 million liability as of December 31, 2022, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar change in those items:

	Year ended December 31,		Period to period
(in thousands)	2022	2021	change
Revenue:
License and collaboration revenue	$267,630	$344,775	$(77,145)
Total Revenue	267,630	344,775	(77,145)
Operating expenses:
Research and development expenses	97,359	59,369	37,990
General and administrative expenses	43,947	40,505	3,442
Total operating expenses	141,306	99,874	41,432
Income from operations	126,324	244,901	(118,577)
Other income:
Grant income	2,091	10,181	(8,090)
Research and development tax credits	1,172	—	1,172
Interest income	11,361	78	11,283
Other income, net	7,788	1,304	6,484
Income before income taxes	148,736	256,464	(107,728)
Income tax expense	52,084	41,943	10,141
Net income	$96,652	$214,521	$(117,869)

License and collaboration revenue

License and collaboration revenue equaled $267.6 million for the year ended December 31, 2022, resulting from a portion of the GSK upfront payment that was recognized during the year, compared to $344.8 million recognized for the year ended December 31, 2021. The decrease was due to more than half of the revenue relating to the GSK upfront payment having been recognized in 2021.

Research and development expenses

Research and development expenses increased by $38.0 million to $97.4 million for the year ended December 31, 2022, from $59.4 million for the year ended December 31, 2021. This increase was primarily related to an increase of $3.5 million of payroll and related costs, a $29.4 million increase CRO/CMO fees and internal laboratory expenses, a $2.2 million increase in stock-based compensation, an increase of $0.7 million in professional fees and an increase of $1.7 million in collaboration milestones paid. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the year ended December 31, 2022.

General and administrative expenses

General and administrative expenses increased by $3.4 million to $43.9 million for the year ended December 31, 2022 from $40.5 million for the year ended December 31, 2021. The increase was primarily attributable to an increase of $2.7 million of payroll and related costs resulting from additional executives and finance and administrative employees added to enable us to operate as a public company, a $5.5 million increase in stock-based compensation, an increase of $0.6 million in recruiting fees, and an increase of $0.4 million related to facilities. In addition, there was also a $0.8 million increase related to various other general and administrative expenses. These increases were partially offset by a $6.6 million decrease in professional fees primarily due to $6.3 million in one-time advisor and legal fees incurred by us in connection with the GSK Collaboration Agreement in 2021.

Grant income

Grant income decreased by $8.1 million to $2.1 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to certain grant programs reaching their maturity. For the year ending December 31, 2022, grant income relating to the EOS-448 and inupadenant programs decreased by $4.6 million and grant income relating to preclinical activities decreased by $3.5 million.

Research and development tax credits

Research and development tax credits increased by $1.2 million as no research and development tax credits were recognized as income for the year ended December 31, 2021, as the research and development tax credits were utilized in the income tax return to reduce the 2021 taxes due in Belgium. In 2022, a portion of the research and development tax credits are expected to be utilized in the income tax return to reduce the 2022 taxes due in Belgium.

Interest income

Interest income increased by $11.3 million due to rising interest rates in 2022 and due to the significant purchases and holdings of available-for-sale securities in the fourth quarter of 2022.

Other income, net

The $6.4 million increase in other income, net was primarily due to foreign currency exchange gains driven by the decrease in the euro to dollar exchange rate between December 31, 2021 and 2022.

Income tax expense

	Year ended December 31,
(in thousands)	2022	2021
Income before income taxes	$148,736	$256,464
Income tax expense	52,084	41,943
Effective tax rate	35.0%	16.4%

Our effective tax rate increased from 16.4% to 35.0% in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the impact of capitalized research and development expenses under Section 174 of the Internal Revenue Code. Section 174 of the Internal Revenue Code was amended on January 1, 2022, in connection with certain provisions of the 2017 Tax Cuts and Jobs Act, Public Law 115-97-Dec. 22, 2017 becoming effective. As a result of the amendment, research and development expenses must now be capitalized and amortized for tax purposes over either five years for work performed in the U.S. and fifteen years for work performed outside of the U.S. Previously, research and development expenses were available to offset taxable income for tax purposes in the year incurred. Although this represents a temporary difference, the related deferred tax asset is fully reserved for under the valuation allowance as of December 31, 2022. In addition, there was a further increase in the liability related to uncertain tax positions in 2022. The Company recorded an additional $22.2 million liability during the year ended December 31, 2022 relating to an uncertain tax position regarding the Company’s allocation of revenue from the GSK Collaboration Agreement between Belgium and the U.S. These factors also caused the 2022 effective tax rate to be higher than the federal and foreign statutory rates of 21% and 25%, respectively. The 2021 effective tax rate was lower than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation and the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime. The liability balance was $39.2 million and $17.0 million as of December 31, 2022 and December 31, 2021, respectively.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of December 31, 2022, we had $284.8 million in cash and cash equivalents and $446.6 million in available-for-sale securities. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the EOS-448 grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.8 million as of December 31, 2022, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

The following is a summary of our contractual obligations as of December 31, 2022:

Contractual Obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(In thousands)
Operating lease obligation (1)	$5,349	$1,059	$2,051	$1,469	$770
Grants repayable (2)	7,486	449	765	1,190	5,082
Totals	$12,835	$1,508	$2,816	$2,659	$5,852

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
(2)
We have entered into two arrangements with the Walloon Region of Belgium, whereby the Walloon Region would provide us with up to $24.7 million for our EOS-448 ($4.6 million) and inupadenant ($20.1 million) research and development programs. As of December 31, 2022, we have received $4.6 million under the EOS-448 grant and $20.1 million under the inupadenant grant. We must repay 30% of the amount received under the grants in annual installments from 2023 to 2042 unless we decide not to pursue development and commercialization of the intellectual property developed arising from the program, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region.

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

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(111,193)	$513,140
Investing activities	(446,062)	(1,242)
Financing activities	1,984	3,659
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,526)	(3,176)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(563,797)	$512,381

Net cash (used in) provided by operating activities

Net cash used in operating activities was $111.2 million during the year ended December 31, 2022. The increase in cash used in comparison to the cash inflow during the prior year was primarily due to the $625.0 million upfront payment from GSK which was received in 2021.

Net cash used in investing activities

Net cash used in investing activities was $446.1 million for the year ended December 31, 2022 compared to $1.2 million for year ended December 31, 2021. The increase in cash used in investing activities was primarily due to the purchase of $445.0 million of available-for-sale securities during the year ended December 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $2.0 million during the year ended December 31, 2022. This was due to the proceeds received from the exercise of stock options, equaling $0.9 million, during the year. We also received proceeds of $1.1 million from grants received from the Walloon region for which a portion is repayable. Net cash provided by financing activities was $3.7 million during the year ended December 31, 2021, primarily driven by $3.0 million in proceeds received from the exercise of stock options. Additionally, the Company received $0.7 million in proceeds from grant programs with a potential obligation for repayment.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $8.5 million in the effects of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2022 was primarily caused by the decrease in the euro to dollar exchange rate between December 31, 2021 and 2022. The $3.2 million increase for the year ended December 31, 2021 was also primarily related to a decrease in the euro to dollar exchange rate between December 31, 2020 and December 31, 2021.

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

As of December 31, 2022, we had cash and cash equivalents of $284.8 million and available-for-sale securities of $446.6 million. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Stock-based compensation expense

The fair value of stock options and Employee Stock Purchase Plan awards we grant is estimated using the Black Scholes option pricing model. This option pricing model based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends. The fair value of our common stock utilized in the model is determined based on the quoted market price of our common stock.

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model in 2022, with the exception of the stock and exercise prices.

The fair value of restricted stock units we grant is based on the quoted market price of our common stock on the date of grant.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of December 31, 2022 and 2021, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

As of December 31, 2022, we no longer qualified as a “smaller reporting company”; however, we are allowed to continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies through our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $284.8 million and $848.5 million, respectively. We had available-for-sale fixed income securities of $446.6 million as of December 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of December 31, 2022, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from December 31, 2022. There are no securities that will mature in a period greater than two years from December 31, 2022. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

Assets and liabilities of iTeos Belgium SA are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated statements of operations and comprehensive income as incurred.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the items listed below.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3>

Third Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated February 22,2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on May 13, 2021).

10.4>

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

10.13>

Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on August 11, 2021).

10.14*>	Amendment No. 1 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated January 24, 2022

10.15*>	Amendment No. 2 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated September 30, 2022

10.16

Lease Agreement between ARE-MA Region No. 75, LLC and iTeos Therapeutics, Inc. dated November 8, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (File No. 001-39401) filed on March 23, 2022).

10.17+

Employment Contract between iTeos Belgium S.A. and Yvonne McGrath effective as of May 18, 2020 (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K (File No. 001-39401) filed on March 23, 2022).

10.18*+	Addendum to Employment Contract between iTeos Belgium S.A. and Yvonne McGrath dated September 23, 2020

10.19*+	Letter Agreement between iTeos Therapeutics, Inc. and Yvonne McGrath dated November 23, 2022

10.20+

Amended and Restated 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on June 13, 2022).

10.21+

First Amendment to the iTeos Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-39401) filed on November 10, 2022).

10.22*+	Consultancy Letter Agreement between iTeos Therapeutics, Inc. and Matthew Roden effective as of January 31, 2023

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises BV/SRL

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

> Identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iTeos Therapeutics, Inc.

Date: March 15, 2023	By:	/s/ Michel Detheux
Michel Detheux
Title: President, Chief Executive Officer

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

Name	Title	Date

/s/ Michel Detheux	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Michel Detheux

/s/ David L. Hallal	Director and Chairman of the Board of Directors	March 15, 2023
David L. Hallal

/s/ Matthew Gall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Matthew Gall

/s/ Detlev Biniszkiewicz	Director	March 15, 2023
Detlev Biniszkiewicz

/s/ Aaron Davis	Director	March 15, 2023
Aaron Davis

/s/ Derek DiRocco	Director	March 15, 2023
Derek DiRocco

/s/ Tim Van Hauwermeiren	Director	March 15, 2023
Tim Van Hauwermeiren

/s/ Tony Ho	Director	March 15, 2023
Tony Ho

/s/ Robert Iannone	Director	March 15, 2023
Robert Iannone

/s/ Ann D. Rhoads	Director	March 15, 2023
Ann D. Rhoads

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of iTeos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iTeos Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2023

We have served as the Company’s auditor since 2017.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$284,803	$848,537
Short-term investments (amortized cost of $328,405)	328,359	—
Grants receivable	1,001	4,022
Research and development tax credits receivable	—	524
Refundable income taxes	1,434	7,544
Prepaid expenses and other current assets	12,701	14,086
Total current assets	628,298	874,713
Property and equipment, net	2,121	2,072
Long-term investments (amortized cost of $118,330)	118,225	—
Research and development tax credits receivable, net of current portion	1,128	2,004
Restricted cash	235	298
Right of use assets	4,652	5,329
Other assets	332	296
Total assets	754,991	884,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	7,662	5,145
Accrued expenses and other current liabilities	19,727	17,157
Deferred income	1,180	827
Deferred revenue	12,595	280,225
Lease liabilities	836	770
Total current liabilities	42,000	304,124
Grants repayable	6,622	6,164
Lease liabilities, net of current portion	3,837	4,571
Unrecognized tax benefits	39,200	17,000
Other noncurrent liabilities	—	33
Total liabilities	91,659	331,892
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2022 and 2021, respectively; 35,611,219 and 35,466,001 shares issued and outstanding at December 31, 2022 and 2021, respectively	36	35
Additional paid-in capital	435,665	413,180
Accumulated other comprehensive loss	(9,644)	(1,018)
Retained earnings	237,275	140,623
Total stockholders’ equity	663,332	552,820
Total liabilities and stockholders’ equity	$754,991	$884,712

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue:
License and collaboration revenue	$267,630	$344,775
Total revenue	267,630	344,775
Operating expenses:
Research and development expenses	97,359	59,369
General and administrative expenses	43,947	40,505
Total operating expenses	141,306	99,874
Income from operations	126,324	244,901
Other income:
Grant income	2,091	10,181
Research and development tax credits	1,172	—
Interest income	11,361	78
Other income, net	7,788	1,304
Income before income tax expense	148,736	256,464
Income tax expense	52,084	41,943
Net income	96,652	214,521
Net income attributable to common stockholders	$96,652	$214,521
Basic net income per common share	2.72	$6.10
Diluted net income per common share	$2.56	$5.68
Weighted-average common shares outstanding—basic	35,552,025	35,181,383
Weighted-average common shares outstanding—diluted	37,766,507	37,774,790

Net income	$96,652	$214,521
Foreign currency translation adjustments	(8,478)	(1,635)
Unrealized loss related to available-for-sale debt securities	$(148)	$—
Comprehensive income	88,026	212,886

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
(in thousands except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit)
Balance at December 31, 2020	35,044,758	35.00	$396,443	$617	$(73,898)	$323,197
Stock-based compensation			13,794			13,794
Common stock issued upon exercises of options	421,243	—	2,943	—	—	2,943
Currency translation adjustment	—	—	—	(1,635)	—	(1,635)
Net income	—	—	—	—	214,521	214,521
Balance at December 31, 2021	35,466,001	35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation			21,561			21,561
Common stock issued upon exercises of options and ESPP purchases	145,218	1	924	—	—	925
Currency translation adjustment	—	—	—	(8,478)	—	(8,478)
Unrealized loss on available-for-sale securities	—	—	—	(148)	—	(148)
Net income	—	—	—	—	96,652	96,652
Balance at December 31, 2022	35,611,219	36	$435,665	$(9,644)	$237,275	$663,332

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$96,652	$214,521
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	803	603
Stock-based compensation	21,561	13,794
Amortization/accretion of available-for-sale debt securities	(1,728)	-
Change in operating lease right-of-use assets	10	12
Changes in operating assets and liabilities:
Grants receivable	2,751	(4,071)
Research and development tax credits receivable	1,237	727
Refundable income taxes	6,107	(7,544)
Prepaid expenses and other current assets	590	(11,789)
Accounts payable	2,761	2,280
Accrued expenses and other liabilities	3,096	9,959
Deferred income	397	(3,480)
Deferred revenue	(267,630)	281,128
Unrecognized tax benefits	22,200	17,000
Net cash (used in) provided by operating activities	(111,193)	513,140
Cash flows from investing activities
Purchases of investments	(445,004)	-
Purchase of property and equipment	(938)	(1,181)
Purchase of other assets	(120)	(61)
Net cash used in investing activities	(446,062)	(1,242)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchase	925	2,943
Proceeds from grants repayable	1,059	716
Net cash provided by financing activities	1,984	3,659
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,526)	(3,176)
Net (decrease) increase in cash, cash equivalents and restricted cash	(563,797)	512,381
Cash, cash equivalents and restricted cash at beginning of year	848,835	336,454
Cash, cash equivalents and restricted cash at end of year	$285,038	$848,835
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$94	$175
Operating lease liabilities arising from obtaining right-of-use assets	$350	$5,877
Unrealized loss on available-for-sale securities	$148	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$22,816	$32,019

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Organization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company agreed to grant GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing EOS-448, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop EOS-448 in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company began enrolling patients with first line NSCLC in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with EOS-448. In addition, the Company is enrolling patients with first-line advanced or metastatic head and HNSCC for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with EOS-448. The Company and GSK continue to explore the Phase 1b trial evaluating the novel triplet of EOS-448 with dostarlimab and GSK’s investigational anti-CD96 antibody.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, the Company is also advancing an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of EOS-448 as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with im984melamunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

The Company is also advancing inupadenant, a next-generation adenosine A2AR antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. The Company is investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of the Company's Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, the Company identified a potential predictive biomarker and the Company is enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. The Company is also enrolling patients in a Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. The Company has completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. The Company has completed enrollment in the Phase 2a trial evaluating inupadenant in combination with pembrolizumab in post-PD-1 melanoma and has decided to prioritize development of inupadenant in our ongoing study in combination with platinum-doublet chemotherapy in patients with chemo-naïve NSCLC as the Company has determined that the post-PD-1 melanoma setting is not a path to accelerated approval. In addition, the Company is evaluating a salt form of inupadenant in a Phase 1 study.

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. The Company's internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. In September 2021, the Company nominated a product candidate, EOS-984, targeting a novel mechanism in the adenosine pathway for Investigational New Drug, or IND, enabling studies. The Company's expertise also allows it to integrate a biomarker-rich strategy into its clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients it deems most likely to benefit from treatment.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company earned income during the year ended December 31, 2021, which equaled net income of $214.5 million. For the year ended December 31, 2022, the Company had net income of $96.7 million and retained earnings of $237.3 million. As of March 15, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. While the COVID-19 pandemic has not significantly impacted the Company's business or results of operations, the future impact of the COVID-19 pandemic on the biotechnology industry, the healthcare system, the Company's development timelines for EOS-448 and inupadenant, the Company's preclinical research and development, and the Company's current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

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

Short-term and long-term investments

Short-term investments consist of fixed income securities with maturities more than three months but less than twelve months from the date of purchase. Long-term investments consist of fixed income securities with maturities greater than twelve months from the date of purchase. The Company intends to dispose of securities within its portfolio if the need for additional liquidity arises. As such, the Company classifies its securities as available-for-sale.

Foreign currency, currency translation and comprehensive income

The reporting currency of the consolidated financial statements is the U.S. dollar (USD). The functional currency for iTeos Belgium is the euro and the functional currency for iTeos Inc., iTeos SC, and iTeos LLC is the USD.

Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in Other income, net in the Consolidated Statements of Operations and Comprehensive Income as settled.

Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized gains from foreign currency translation of iTeos Belgium during the years ended December 31, 2022 and 2021, which meets the criteria as other comprehensive income and, therefore, the Company has reported comprehensive income and net income.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents (money market funds) and fixed income securities. Fixed income securities include U.S. treasury securities, U.S. government agency backed securities, and investment grade corporate securities.

The fair value of cash equivalents and U.S. treasury securities was determined based on Level 1 inputs as described in Note 3. The fair value of U.S. government agency backed securities and corporate securities was determined based on Level 2 inputs as described in Note 3. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2022 or 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2022 or 2021.

Concentration of credit risk

As of December 31, 2022 and 2021, the Company’s cash and cash equivalents consisted primarily of cash balances held in U.S. dollars in money market funds and money market accounts and euro in accounts with European banks in excess of publicly insured limits. The Company does not believe it is subject to unusual credit risk associated with commercial banking relationships.

As of December 31, 2022, the Company's fixed income securities consisted of investment grade U.S. treasury, U.S. government agency, and corporate securities. There are no securities in the Company's portfolio with a credit rating below "A-". Approximately 99% of the Company's fixed income holdings as of December 31, 2022 consisted of U.S. treasury and U.S. government agency securities. The Company does not believe it is subject to unusual credit risk associated with its investment portfolio.

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

Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. As there were no indicators of impairment, the Company did not recognize any impairment charges for the years ended December 31, 2022 or 2021.

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

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are, therefore within the scope of ASC Topic 808, Collaborative Arrangements. This assessment is performed throughout the life of the arrangement and takes into consideration changes in the responsibilities of all parties to the arrangement. Collaboration agreements may include reimbursements from and payments to parties due to the activities performed by either party. Any reimbursement from parties involved in a collaboration agreement are recorded as a reduction to research and development expense. Payments made to parties involved in a collaboration agreement are recorded as research and development expense.

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

Stock-based compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted are in the form of stock options, Employee Stock Purchase Plan (ESPP) awards, and a limited amount of restricted stock units. ASC 718 requires the recognition of stock-based compensation expense, using a fair value-based method, for costs related to all stock awards granted. The Company’s determination of the fair value of stock options and ESPP awards with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the estimated fair value of its common stock as well as other variables including, but not limited to, the expected term that stock options will remain outstanding, the expected common stock price volatility over the term of the option, risk-free interest rates and expected dividends.

The fair value of stock options and ESPP awards is recognized over the period during which an optionee is required to provide services in exchange for the stock option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. For stock options granted to recipients in Belgium, option holders have a period of time (no longer than 30 days) to accept their awards. Accordingly, the grant date is determined based on the date of acceptance, as that is the point when a mutual understanding of the key terms of the awards are established.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends. Due to the lack of company-specific historical implied volatility data, the Company has based its computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The fair value of common stock is determined based on the quoted market price of the common stock.

The fair value of restricted stock units is also recognized over the requisite service period on a straight-line basis. The fair value of restricted stock units is based on the price of the Company's common stock on the grant date.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Net income per share attributable to common stockholders

Basic net income per share and diluted net income per share are computed using the weighted-average number of shares of common stock outstanding for the period. The effect of potentially dilutive shares is computed using the treasury stock method. Except where the result would be antidilutive to net income, diluted net income per share is computed assuming the exercise of common stock options.

Accounting standards not yet effective

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted this standard as of January 1, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

Note 3. Investment securities and fair value measurements

Certain of the Company’s assets and liabilities are recorded at fair value, as described below.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$92,850	$—	$—	$92,850
U.S. government agency bonds	-	267,748	-	$267,748
U.S. treasury bonds	186,477	-	-	$186,477
Corporate debt securities	-	5,349	-	$5,349
Totals	$279,327	$273,097	$—	$552,424

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$797,448	$—	$—	$797,448
Totals	$797,448	$—	$—	$797,448

Cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. U.S. treasury securities are also classified as Level 1 because they are valued using quoted prices. U.S. government agency and corporate securities are classified within Level 2 of the fair value hierarchy because they are valued using market-based models that consider inputs such as yield, prices of comparable securities, coupon rate, maturity, and credit quality.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

The Company's fixed income securities held as of December 31, 2022 are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized losses by major security type, for the fixed income securities held by the Company:

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$254,881	$87	$(211)	$254,757
U.S. treasury bonds	186,496	19	(37)	186,478
Corporate debt securities	5,358	-	(9)	5,349
Totals	$446,735	$106	$(257)	$446,584

The $3 thousand difference between the net unrealized loss reflected in the above table and that per the statement of comprehensive income is due to unrealized losses relating to debt securities which were cash equivalents as of December 31, 2022, and are therefore not included in the table above.

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	December 31, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$328,405	$328,359
Due after one year through five years	118,330	118,225
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$446,735	$446,584

There were no securities which were determined to be other-than-temporarily impaired as of the year ended December 31, 2022. There were no sales of securities which resulted in a realized loss during the year ended December 31, 2022. The Company recognized $9.6 million of interest income earned from its available-for-sale debt securities and money market funds. The Company also recognized $1.8 million of accretion on its available-for-sale debt securities, which was recorded to interest income.

Note 4. Consolidated balance sheet components

Property and equipment

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Scientific equipment	$3,008	$2,970
Furniture & office equipment	1,332	1,002
Leasehold improvements	1,238	1,071
Total	5,578	5,043
Accumulated depreciation and amortization	(3,457)	(2,971)
Property & equipment, net	$2,121	$2,072

Depreciation and amortization expense was $0.8 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued clinical trial costs	$13,496	$12,991
Accrued personnel costs	5,635	3,884
Accrued professional fees	64	25
Accrued other	532	257
Total accrued expenses and other current liabilities	$19,727	$17,157

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

Through December 31, 2022, the Company has paid a total of $5.4 million to Adimab under the Adimab Agreement. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). As of the date of these consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the year ended December 31, 2022, the Company expensed approximately $30.8 million of costs related to the cost-sharing provisions of the GSK Collaboration Agreement, of which approximately $10.2 million were reimbursable to GSK and recorded to research and development expense during the year ended December 31, 2022. As of December 31, 2022, $4.7 million of the reimbursable expenses have not been paid and are recorded to accrued expenses in the consolidated balance sheet. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of December 31, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. The combined performance obligations are substantially complete as of the year ended December 31, 2022, with an insignificant portion expected to be completed in early 2023. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There are no outputs from the performance obligation. As a result, an input method was appropriate. A cost to cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

During the year ended December 31, 2022, the Company recognized revenue totaling approximately $267.6 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2022, there was approximately $12.6 million of deferred revenue related to the GSK Collaboration Agreement of which all was classified as current deferred revenue in the accompanying consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contact. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the year ended December 31, 2022:

Year Ended December 31, 2022
(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at Year End
Contract liabilities
Deferred revenue	$280,225	$—	$(267,630)	$12,595

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

The Company began receiving compounds from MSD on April 1, 2020 and the Company began the research study in the third quarter of 2020. The terms of the MSD Agreement meet the criteria under ASC 808, as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that neither party met the definition of a customer under ASC 606, Revenue from Contracts with Customers. Accordingly, the Company considered other guidance to determine the accounting for the respective elements of the arrangement. The Company accounted for the collaboration activities by analogy to ASC Topic 845, Nonmonetary Transactions, and recognized nonmonetary income with an offsetting entry to expense for amounts received from MSD within research and development expense in the consolidated statement of operations and comprehensive income.

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

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income in the consolidated statements of operations and comprehensive income. Grant income recognized under all of the grants for research and development activities totaled approximately $2.1 million and $10.2 million for the years ended December 31, 2022 and 2021, respectively.

Grants which do not include an obligation to repay

As of December 31, 2022, the total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $7.4 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into an arrangement whereby the Walloon Region will provide the Company with up to $20.1 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1). As of December 31, 2022, the Company has received $20.1 million under this grant.

On December 3, 2019, the Company entered into another recoverable cash advance grant with the Walloon Region (RCA-2) for up to $4.6 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties. As of December 31, 2022, the Company has received $4.6 million under this grant.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of December 30, 2022 or December 31, 2021. For the RCA-2, the Company recorded a royalty accrual of $0.8 million as of December 31, 2022, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the consolidated balance sheet. The Company recorded a royalty accrual of $0.9 million as of December 31, 2021.

The Company recorded grant income in the consolidated statement of operations and comprehensive income (for the years ended December 31, 2022 and 2021 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the consolidated balance sheets.

The Company recorded receivables on the consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the years ended December 31, 2022 and 2021 and end of year balances as of December 31, 2022 and December 31, 2021:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Cash received	$2,244	$1,990	$1,520	585	$2,497	$592	$6,261	$3,167
Grant income recognized	364	4,113	478	1,286	1,249	4,782	2,091	$10,181
Grants receivable	5	1,832	—	1,097	996	1,093	1,001	$4,022
Grants repayable	5,665	5,278	1,312	886	—	—	6,977	$6,164

Of the total repayable balance, $0.4 million is the current portion and $6.6 million is the non-current portion. The current portion is recorded to accrued expenses and other liabilities.

Note 7. Stockholders’ equity

The Company's restated Certificate of Incorporation authorizes the Company to issue up to 160,000,000 shares, of which (i) 150,000,000 shares are designated as common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated as undesignated preferred stock, par value $0.001 per share. Each share of common stock entitles the holders to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2022 under the 2020 Plan was 7,335,355 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,780,560. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of December 31, 2022 under the 2020 ESPP was 650,191. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2023. During the year ended December 31, 2022, 17,740 shares were issued at a price of $14.71 under the 2020 ESPP. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the issued shares was $6.50 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

The following table summarizes stock option activity for the year ended December 31, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	5,207,084	$14.35	7.7
Granted	1,361,467	32.80
Forfeited	(39,086)	8.00
Exercised	(127,478)	5.21
Outstanding as of December 31, 2022	6,401,987	$18.50	7.1	$40,745
Vested and expected to vest as of December 31, 2022	6,401,987	$18.50	7.1	$40,745
Exercisable at December 31, 2022	3,278,177	$12.79	6.3	$29,670

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations and comprehensive income:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$4,152	$1,906
General and administrative	17,409	11,888
Total stock-based compensation expense	$21,561	$13,794

The weighted-average grant-date fair value of options awarded during the year ended December 31, 2022 and 2021 was approximately $23.94 per share and $27.46 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $3.2 million and $11.0 million, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2022 and 2021 were $20.4 million and $10.7 million, respectively. As of December 31, 2022, there was a total of $49.2 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.5 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options and ESPP awards granted during:

	Year Ended December 31,
	2022	2021
Stock Options:
Risk-free interest rate	1.37% - 4.23%	0.42% - 1.27%
Expected term (in years)	5.5 - 6	6
Expected volatility	86% - 94%	92% - 100%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$17.50 - $46.56	$20.54 - $46.68
ESPP Awards:
Risk-free interest rate	1.63%	-
Expected term (in years)	0.5	-
Expected volatility	81%	-
Expected dividend yield	0%	-
Estimated fair value of common stock	$17.30	-

Restricted Stock Units

The Company issued restricted stock units in 2022, which vest over a four-year period. The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2021	—	$—
Issued	10,000	35.86
Vested	—	—
Cancelled	—	—
Unvested as of December 31, 2022	10,000	$35.86

The restricted stock units cliff vest 25% on the anniversary of the grant date. The remainder of the units will vest in quarterly increments over the remaining three years of the vesting period. No restricted stock units had vested as of December 31, 2022. As of December 31, 2022, there was approximately $0.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 3.2 years.

Note 9. Income taxes

For financial reporting purposes, income before income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

(in thousands)	2022	2021
Domestic	$(72,940)	$(47,242)
Foreign	221,676	303,706
Income before income tax expense	$148,736	$256,464

The Company’s worldwide effective tax rate for the years ended December 31, 2022 and 2021 was 35.0% and 16.4%, respectively. The reconciliation of the statutory U.S. federal income tax rate (21%) to the effective income tax rate is as follows:

	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	(2.2)	(0.5)
Foreign tax differential	5.2	4.7
Non-deductible/non-taxable permanent differences	0.1	0.1
Innovation income deduction tax exemption	(33.4)	(28.2)
Net GILTI Inclusion Income	18.9	15.2
Unrecognized tax benefits	14.9	6.6
Other	(3.0)	(1.1)
Change in valuation allowance	13.5	(1.4)
Effective income tax rate	35.0%	16.4%

The components of income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

(in thousands)	2022	2021
Current
Domestic	$50,750	$41,535
Foreign	1,334	408
Deferred	—	—
Total income tax expense	$52,084	$41,943

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets :
Net operating loss carryforward	$13,359	$17,097
Foreign research and development expenses	12,355	7,884
Section 174 capitalized research and development expenses	14,856	—
Stock-based compensation	3,860	1,784
Operating lease liabilities	1,201	1,374
Accrued vacation and bonus	552	390
Other	932	17
Total deferred tax assets	47,115	28,546
Valuation allowance	(45,421)	(26,647)
Deferred tax assets, net of valuation allowance	1,694	1,899
Deferred tax liabilities:
Operating lease right of use assets	(1,196)	(1,371)
Prepaid expenses	(394)	(497)
Depreciation and amortization	(104)	(31)
Total deferred tax liabilities	(1,694)	(1,899)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of losses in prior years, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible and has concluded that it is more likely than not that the company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation will be maintained on the net deferred tax assets until there is sufficient evidence to support the reversal of some portion of these allowances. The valuation allowance increased $18.8 million during the year ended December 31, 2022 primarily due to an increase in cumulative temporary differences related to capitalized research and development under Section 174, stock based compensation and foreign research and development expenses.

The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the net operating loss ("NOL") deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company does not have any NOLs generated prior to 2018. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act temporarily allows the Company to carryback NOLs arising in 2018, 2019 and 2020 to the five prior tax years. In addition, NOLs generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017.

As of December 31, 2022, the Company has Belgium net operating loss carryforwards for Belgian federal income tax purposes of approximately $44.4 million, that can be carried forward indefinitely.

As of December 31, 2022, the Company has fully utilized its U.S. federal NOL carryforwards and has $38.4 million of state NOL carryforwards, which may be available to offset future state income tax liabilities. They expire at various dates through 2041. As of December 31, 2022, the Company has de minimis U.S. federal and state tax credit carryforwards available to reduce future tax liabilities, which expire at various dates through 2042 and 2037, respectively.

Utilization of net operating loss and research and development credit carryforwards may be subject to limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The latest Section 382 study was performed by the Company through January 3, 2022, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has determined that the prospective utilization of all net operating loss and tax credit carryforwards and, therefore, the corresponding federal and state deferred tax assets, should not be restricted by Sections 382 and 383, although ownership changes after January 3, 2022 could impact the Company’s ability to utilize these tax attributes in the future. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.

The Company files income tax returns in the U.S., New Hampshire, Massachusetts, Florida and Belgium. The Company is subject to U.S. federal, state and Belgium tax examinations by tax authorities for years 2019 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Unrecognized tax benefits were $39.2 million and $17.0 million as of December 31, 2022 and 2021, respectively. iTeos Belgium is currently under examination by taxing authorities in that country. Their latest assessments of $1.4 million and $0.4 million of additional taxes owed has been included in income tax expense in the 2022 and 2021 statement of operations and other comprehensive income, respectively. During the year ended December 31, 2022, the Company accrued interest relating to uncertain tax positions of $2.2 million. The increase in the unrecognized tax benefits during the year ended December 31, 2022 was caused by the recognition of additional revenue, and the resulting income, during 2022 under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

The changes to the unrecognized tax benefits during the year ended December 31, 2022 were as follows:

(in thousands)
Balance at December 31, 2021	$17,000
Increase related to current year tax positions	22,200
Balance at December 31, 2022	$39,200

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of December 31, 2022 and 2021, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited (WuXi) herein referred to as the WuXi Agreement. The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of December 31, 2022 and 2021, there are no minimum commitments under the WuXi Agreement. Additionally, as of December 31, 2022 and 2021, there are no royalties or milestones payable.

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

Rent expense was $0.9 million and $0.7 million for the year ended December 31, 2022 and 2021, respectively.

The following table summarizes lease terms and discount rate:

December 31,
2022
Weighted-average remaining lease term (years)	5.0
Weighted-average discount rate	4.79%

The following table summarizes the cash flow and other information:

Year ended December 31,
(in thousands)	2022
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$350
Operating cash flows used in operating leases	$860

As of December 31, 2022, the Company had the following future minimum lease payments under non-cancelable operating leases for the future years thereafter (in thousands):

Year ending December 31:
2023	$1,059
2024	1,041
2025	1,010
2026	980
2027	489
Thereafter	770
Total Lease Payments	5,349
Less: Interest	(676)
Total Lease Liability	$4,673
Lease liabilities - current	$836
Lease liabilities, net of current portion	$3,837

In November 2021, the Company provided a letter of credit for approximately $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of December 31, 2022 and 2021, the Company has approximately $92 thousand and $99 thousand on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the consolidated balance sheets as of December 31, 2022 and 2021.

Note 11. Employee benefit plan

iTeos Belgium sponsors a defined contribution insurance plan (the Plan) for its employees. In the first quarter of each year, iTeos Belgium pays an annual premium to the insurance company which corresponds to 5% of employees’ gross salaries. Interest accrues each year into a pool for each employee and when they retire, they collect the total in their accounts. The Company contributed approximately $398 thousand and $254 thousand to the Plan for the years ended December 31, 2022 and 2021, respectively.

iTeos Inc. has a 401(k) defined contribution plan (the 401(k) Plan) for its U.S. employees. The 401(k) plan provides for voluntary tax-deferred salary deductions for all employees of up to 100% of their annual compensation, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company contributed approximately $278 thousand and $82 thousand to the 401(k) Plan for the years ended December 31, 2022 and 2021, respectively.

Note 12. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to 1% of its net product sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium S.A., each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company had no product sales in 2022 and 2021, no royalties were owed to these charitable foundations as of December 31, 2022 and 2021.

Note 13. Net income per share attributable to common stockholders

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. For the years ending December 31, 2022 and 2021, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net income per shares	December 31,
(in thousands, except per share amounts)	2022	2021
Numerator
Net income attributable to common stockholders	$96,652	$214,521
Denominator
Weighted-average shares used to compute net income per share, basic	35,552,025	35,181,383
Effect of dilutive securities	2,214,482	2,593,407
Weighted-average shares used to compute net income per share, diluted	37,766,507	37,774,790
Net income per share:
Basic	$2.72	$6.10
Diluted	$2.56	$5.68

Note 14. Subsequent events

The company maintains depository relationships with Silicon Valley Bank (“SVB”). As of March 15, 2023, the amount of the Company’s assets held on deposit with SVB is immaterial with respect to the Company’s total cash, cash equivalents and marketable securities. The Company does not expect that SVB’s liquidity concern will have a significant adverse impact on its operations due to the Company's limited exposure to SVB and the Federal Reserve’s decision to make all of SVB’s depositors whole. The Company will continue to monitor the situation with SVB as it evolves.