Form 10-Q
period 2023-03-31
iTeos Therapeutics, Inc.
filed 2023-05-10
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 35,763,742 shares of common stock, $0.001 par value per share, outstanding.

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
•
Challenges enrolling patients in our clinical trials delay and may prevent completion of clinical trials of our product candidates. Patient enrollment requires initiation of clinical trial sites; accordingly, delays in initiation of sites exacerbate enrollment challenges.
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
•
We may not be able to file investigational new drug (IND) applications or IND amendments to commence additional clinical trials on the timelines indicated, and, even if we are able to file, the Federal Drug Administration, or FDA, or a comparable foreign regulatory authority may not permit us to proceed.
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
•
We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK (as defined herein) for the global development of belrestotug (formerly EOS-448).
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
•
Our limited operating history may make it difficult for you to evaluate our business and assess our future viability.
•
We will require additional financing to achieve our goals, and failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our current product candidates or any future product candidates, or if the scope of the intellectual property protection is not

i

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

The above summary risk factors should be read together with the full risk factors under in the heading “Risk factors” and the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission ("SEC"). The risks summarized above or described below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s discussion and analysis of financial condition and results of operations” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory filings or approvals;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, and in any subsequent filings with the SEC. These risks and uncertainties may result in actual events or results varying significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC and exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$225,361	$284,803
Short-term investments (amortized cost of $376,908)	376,776	328,359
Grants receivable	433	1,001
Refundable income taxes	235	1,434
Prepaid expenses and other currents assets	12,596	12,701
Total current assets	615,401	628,298
Property and equipment, net	2,119	2,121
Long-term investments (amortized cost of $104,250)	104,484	118,225
Research and development tax credits receivable, net of current portion	1,176	1,128
Restricted cash	235	235
Right of use assets	4,602	4,652
Other assets	329	332
Total assets	$728,346	$754,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,694	$7,662
Accrued expenses and other current liabilities	17,727	19,727
Deferred income	2,073	1,180
Deferred revenue	-	12,595
Lease liabilities	864	836
Total current liabilities	26,358	42,000
Grants repayable, net of current portion	6,765	6,622
Lease liabilities, net of current portion	3,761	3,837
Unrecognized tax benefits	39,200	39,200
Total liabilities	76,084	91,659
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at March 31, 2023 and December 31, 2022 respectively; 35,760,627 and 35,611,219 shares issued and outstanding; respectively	36	36
Additional paid-in capital	442,050	435,665
Accumulated other comprehensive loss	(11,548)	(9,644)
Retained earnings	221,724	237,275
Total stockholders’ equity	652,262	663,332
Total liabilities and stockholders’ equity	$728,346	$754,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue:
License and collaboration revenue	$12,595	$152,522
Total revenue	12,595	152,522
Operating expenses:
Research and development expenses	25,598	21,096
General and administrative expenses	11,927	10,615
Total operating expenses	37,525	31,711
(Loss) income from operations	(24,930)	120,811
Other income and expenses:
Grant income	735	491
Research and development tax credits	343	254
Interest income	7,851	92
Other income (expense), net	1,649	(2,115)
(Loss) Income before income taxes	(14,352)	119,533
Income tax expense	(1,199)	(49,951)
Net (loss) income	$(15,551)	$69,582
Basic net (loss) income per common share	$(0.44)	$1.96
Diluted net (loss) income per common share	$(0.44)	$1.82
Weighted-average common shares outstanding - basic	35,716,037	35,493,272
Weighted-average common shares outstanding - diluted	35,716,037	38,135,957

Net (loss) income	$(15,551)	$69,582
Foreign currency translation adjustments	(2,006)	(550)
Unrealized gain on available-for-sale securities	102
Comprehensive (loss) income	$(17,455)	$69,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	$36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized loss on available-for-sale securities	—	—	—	102	—	102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	$36	$442,050	$(11,548)	$221,724	$652,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(15,551)	$69,582
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	222	180
Stock-based compensation	5,807	4,193
Non-cash: Net accretion of available-for-sale debt securities	(2,852)	-
Change in operating lease right-of-use assets	2	2
Changes in operating assets and liabilities:
Grants receivable	579	(684)
Research and development tax credits receivable	(25)	889
Refundable income taxes	1,199	7,544
Prepaid expenses and other current assets	230	1,810
Accounts payable	(2,104)	5,465
Accrued expenses and other liabilities	(2,325)	(3,062)
Income tax payable	-	20,107
Deferred income	858	194
Deferred revenue	(12,595)	(152,522)
Unrecognized tax benefits	-	22,300
Net cash used in operating activities	(26,555)	(24,002)
Cash flows from investing activities
Purchases of investments	(52,575)	-
Proceeds from maturities of investments	21,000	-
Purchase of property and equipment	(119)	(227)
Purchase of other assets	-	(96)
Net cash used in investing activities	(31,694)	(323)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	578	333
Net cash provided by financing activities	578	333
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,771)	(563)
Net decrease in cash, cash equivalents and restricted cash	(59,442)	(24,555)
Cash, cash equivalents and restricted cash at beginning of period	285,038	848,835
Cash, cash equivalents and restricted cash at end of period	$225,596	$824,280
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$88	$184
Operating lease liabilities arising from obtaining right-of-use assets	79	199
Unrealized gain on available-for-sale securities	102	-
Supplemental disclosure of cash flows
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business

iTeos Therapeutics, Inc. (iTeos" or the Company), a Delaware corporation (incorporated on October 4, 2019) headquartered in Watertown, Massachusetts, is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

The Company’s lead antibody product candidate, belrestotug (formerly EOS-448), also known as GSK4428859A, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action.

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company agreed to grant GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos develop belrestotug in combination with other oncology assets, including assets of GSK, and iTeos and GSK jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

The Company also is advancing inupadenant, a next-generation adenosine A2AR receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1.

The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and anticipates initiating clinical studies for EOS-984 in mid-2023.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company earned income during 2022, which equaled net income of $96.7 million for the year ended December 31, 2022. The Company had a net loss of $15.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had retained earnings of $221.7 million. As of May 10, 2023, the issuance date of the condensed consolidated financial statements for the period ended March 31, 2023, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

The Company may seek additional funding in order to reach its development and commercialization objectives. The Company may not be able to obtain funding on acceptable terms, or at all, and the Company may not be able to enter into additional collaborations or other arrangements that add cash or defray expenses. The terms of any funding may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and adversely impact actual results include, but are not limited to, uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product.

The Company’s product candidates require approvals from the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. The Company's product candidates may fail to receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, the Company may never generate significant revenue from product sales. The Company will need to generate significant revenue to achieve sustained profitability, and it may never do so.

Global Economic Conditions

Disruptions to the global economy and disruption of global healthcare systems impact the Company's business, financial condition, results of operations and growth prospects. The COVID-19 pandemic, for example, has presented a substantial public health and economic challenge around the world. While the COVID-19 pandemic has not significantly impacted the Company's business or results of operations, the future challenges of the COVID-19 pandemic on the Company's business and operations are uncertain. See “Risk factors” for a discussion of the potential adverse impact of global economic conditions and of COVID-19 on our business, results of operations and financial condition.

Basis of presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2023. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Accounting standards recently adopted

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$188,348	$-	$-	$188,348
U.S. government agency bonds	-	285,935	-	285,935
U.S. treasury bonds	174,968	-	-	174,968
Corporate debt securities	-	20,357	-	20,357
Totals	$363,316	$306,292	$-	$669,608

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$92,850	$-	$-	$92,850
U.S. government agency bonds	-	267,748	-	267,748
U.S. treasury bonds	186,477	-	-	186,477
Corporate debt securities	-	5,349	-	5,349
Totals	$279,327	$273,097	$-	$552,424

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2023 and 2022.

The Company's fixed income securities held as of March 31, 2023 and December 31, 2022 are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized losses by major security type, for the fixed income securities held by the Company:

	March 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$285,864	$229	$(158)	$285,935
U.S. treasury bonds	174,966	44	(42)	174,968
Corporate debt securities	20,328	29	-	20,357
Totals	$481,158	$302	$(200)	$481,260

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$254,881	$87	$(211)	$254,757
U.S. treasury bonds	186,496	19	(37)	186,478
Corporate debt securities	5,358	-	(9)	5,349
Totals	$446,735	$106	$(257)	$446,584

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	March 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$376,908	$376,776
Due after one year through five years	104,250	104,484
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$481,158	$481,260

	December 31, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$328,405	$328,359
Due after one year through five years	118,330	118,225
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$446,735	$446,584

There were no securities which were determined to be other-than-temporarily impaired as of March 31, 2023 and December 31, 2022. There were no sales of securities which resulted in a realized loss during the three months ended March 31, 2023. The Company recognized $5.0 million of interest income earned from its available-for-sale debt securities and money market funds during the three months ended March 31, 2023. The Company also recognized $2.9 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three months ended March 31, 2023.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Scientific equipment	$3,162	$3,008
Furniture & office equipment	1,393	1,332
Leasehold improvements	1,293	1,238
Total	5,848	5,578
Accumulated depreciation and amortization	(3,729)	(3,457)
Property & equipment, net	$2,119	$2,121

Depreciation and amortization expense was $0.2 million for each of the three months ended March 31, 2023 and 2022.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued clinical trial costs	$13,230	$13,496
Accrued personnel costs	3,573	5,635
Accrued professional fees	60	64
Accrued other	864	532
Total accrued expenses and other current liabilities	$17,727	$19,727

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

Through March 31, 2023, the Company has paid a total of $5.4 million to Adimab relating to milestones under the Adimab Agreement. The Company did not make any additional payments to Adimab in the three months ended March 31, 2023 as no milestones were achieved in the quarter. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GlaxoSmithKline ("GSK")

Summary of Agreement

On June 11, 2021, the Company’s wholly owned subsidiary, iTeos Belgium S.A., and GSK executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK agreed to make an upfront nonrefundable payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of belrestotug beyond the Phase 1 study (the "Global Development Plan") and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended March 31, 2023, the Company recorded to research and development expense approximately $8.3 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $5.0 million of these costs are payable to GSK, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2023. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

Revenue Recognition

The Company also evaluated the elements of the GSK Collaboration Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company’s arrangement with GSK contains the following material promises under the contract at inception: (i) transfer of the license under certain of the Company’s intellectual property related to belrestotug, (ii) completion of the Phase 1 clinical study related to belrestotug, (iii) transfer of “Know How” under the belrestotug intellectual property, and (iv) manufacturing until the “Know How” transfer is complete. The Company evaluated the above material promises under ASC 606 and determined that it has one combined performance obligation. These promises are considered to be outputs of the Company's ordinary activities and ongoing major operations. As GSK provided the Company consideration in exchange for these promises, GSK meets the definition of a customer under ASC 606-10-20 in the context of the combined performance obligation. These promises are distinct from the co-development and co-commercialization activities in which the Company and GSK jointly participate. Accordingly, the context in which GSK is a customer is limited to the material promises described above.

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of March 31, 2023, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. The performance obligation was fully completed in the three months ended March 31, 2023. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There are no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

During the three months ended March 31, 2023, the Company recognized revenue totaling approximately $12.6 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of

March 31, 2023, and there was approximately $12.6 million of deferred revenue as of December 31, 2022. The deferred revenue related to the GSK Collaboration Agreement, of which all was classified as current deferred revenue in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contract. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the three months ended March 31, 2023:

Three Months Ended March 31, 2023
(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract Liabilities:
Deferred Revenue	$12,595	$—	$(12,595)	$—

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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $6.4 million.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of March 31, 2023, or December 31, 2022. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of March 31, 2023, and $0.8 million as of December 31, 2022, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three months ended March 31, 2023 and 2022 and end of period balances as of March 31, 2023, and December 31, 2022:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Cash received	$—	$—	$—	$—	$2,011	$—	$2,011	$—
Grant income	$—	$—	$—	$485	$735	$6	$735	$491
Grants receivable at the end of the period	$—	$5	$—	$—	$433	$996	$433	$1,001
Grants repayable at the end of the period	$5,789	$5,665	$1,338	$1,312	$—	$—	$7,127	$6,977

As of March 31, 2023 and December 31, 2022, $0.4 million of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2022 under the Amended 2020 Plan was 7,335,355 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2023, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,780,560. The number of shares of common stock reserved for issuance as of March 31, 2023 under the Amended 2020 Plan was 9,115,915.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of March 31, 2023 under the 2020 ESPP was 650,191. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2023. No shares were issued under the 2020 ESPP during the quarter ended March 31, 2023. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period open during the quarter ended March 31, 2023 was $7.65 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$1,148	$608
General and administrative	4,659	3,585
Total stock-based compensation expense	$5,807	$4,193

Of the $5.8 million of stock-based compensation expense recognized during the three months ended March 31, 2023, $5.6 million related to stock options, $0.1 million related to restricted stock units, and $0.1 million related to ESPP.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	6,401,987	$18.50	7.1
Granted	1,004,800	16.74
Forfeited	(45,646)	29.04
Exercised	(149,408)	3.87
Outstanding as of March 31, 2023	7,211,733	$18.49	7.4	$22,865
Exercisable at March 31, 2023	3,678,442	$14.84	6.3	$17,959

The weighted-average grant-date fair value of options awarded during the three months ended March 31, 2023 and 2022 was approximately $12.86 per share and $26.54 per share, respectively. As of March 31, 2023, there was a total of $55.4 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.6 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Quarter Ended March 31,
	2023	2022
Stock Options:
Risk-free interest rate	3.46% - 4.22%	1.37% - 1.96%
Expected term (in years)	6	6
Expected volatility	91% - 93%	86% - 91%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$16.66 - $21.15	$36.13 - $46.56
ESPP Awards:
Risk-free interest rate	1.63%	-
Expected term (in years)	0.5	-
Expected volatility	77%	-
Expected dividend yield	0%	-
Estimated fair value of common stock	$20.92	-

Restricted Stock Units

The Company issued restricted stock units in the quarter ended March 31, 2023, which vest over a two-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2022	10,000	$35.86
Issued	83,500	20.08
Vested	(2,500)	35.86
Cancelled	—	—
Unvested as of March 31, 2023	91,000	$21.38

As of March 31, 2023, there was approximately $1.8 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended March 31,
(in thousands)	2023	2022
Domestic	(21,316)	(14,886)
Foreign	6,964	134,419
(Loss) income before income tax expense	(14,352)	119,533
Income tax expense	(1,199)	(49,951)
Effective tax rate	(8.4)%	41.8%

The Company's effective tax rates were (8.4)% and 41.8% for the three months ended March 31, 2023 and 2022, respectively. The rates differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional $22.3 million liability during the three months ended March 31, 2022, related to an uncertain tax position regarding the Company's allocation of revenue between Belgium and the U.S. The Company incurred income tax expense for the three months ended March 31, 2023, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium.

There was no change in the unrecognized tax benefits during the three months ended March 31, 2023, as no additional revenue was recognized for tax purposes during that period under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position. As of March 31, 2023, the Company had accrued interest and penalties relating to uncertain tax positions of $2.2 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of March 31, 2023.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of March 31, 2023 and December 31, 2022, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of March 31, 2023 and December 31, 2022, there are no minimum commitments under the WuXi Agreement. Additionally, as of March 31, 2023 and December 31, 2022, there are no royalties or milestones payable.

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

Rent expense was $0.3 million for the three months ended March 31, 2023 and 2022.

The following table summarizes lease terms and discount rate:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	4.8	5.0
Weighted-average discount rate	4.79%	4.79%

The following table summarizes the cash flow and other information:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$79	$199
Operating cash flows used in operating leases	$271	$250

As of March 31, 2023, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2023 and the future years thereafter (in thousands):

Year ending December 31:
2023	$810
2024	1,064
2025	1,032
2026	1,001
2027	508
Thereafter	786
Total lease payments	5,201
Less: interest	(576)
Total lease liability	$4,625
Lease liabilities	$864
Lease liabilities, net of current portion	$3,761

In November 2021, the Company provided a letter of credit for approximately $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of March 31, 2023 and December 31, 2022, the Company had approximately $93 thousand and $93 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of March 31, 2023.

Note 12. Net income (loss) per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. For the period ending March 31, 2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method. For the period ending March 31, 2023, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net (loss) income per share	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator
Net (loss) income attributable to common stockholders	$(15,551)	$69,582
Denominator
Weighted-average shares used in compute net (loss) income per share, basic	35,716,037	35,493,272
Effect of dilutive securities	—	2,642,685
Weighted-average shares used to compute net (loss) income per share, diluted	35,716,037	38,135,957
Net (loss) income per share:
Basic	$(0.44)	$1.96
Diluted	$(0.44)	$1.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Special note regarding forward-looking statements included in this Quarterly Report on Form 10-Q, and the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead antibody product candidate, belrestotug (formerly EOS-448), is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. belrestotug was selected for its affinity for TIGIT, its potency and its potential to engage the Fc gamma receptor, or FcγR, to activate dendritic cells, natural killer cells and macrophages and to promote cytokine release, activation of antigen presenting cells and antibody-dependent cellular cytotoxicity, or ADCC, activity. In 2020, we started an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent. In September 2021, we dosed the first patients in a Phase 1/2 clinical trial of belrestotug in combination with pembrolizumab and in combination with our A2AR antagonist inupadenant in patients with solid tumors.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, we are enrolling patients with first line NSCLC in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug. In addition, we are enrolling patients with first-line advanced or metastatic head and neck squamous cell carcinoma (HNSCC) for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with belrestotug. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK's anti-PVRIG.

Based on favorable preclinical data generated in collaboration with Fred Hutchinson Cancer Research Center, we are also enrolling patients in an open-label dose-escalation/expansion Phase 1/2 trial evaluating the safety, tolerability and preliminary activity of belrestotug as monotherapy and in combination with Bristol Myers Squibb’s iberdomide - a novel, potent oral cereblon E3 ligase modulator (CELMoD®) compound with enhanced tumoricidal and immune-stimulatory effects compared with immunomodulatory (IMiD®) agents - with or without dexamethasone, in adults with relapsed or refractory multiple myeloma.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we have completed enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We confirmed a partial response using inupadenant in monotherapy in a patient who had the highest level of the biomarker that we have recorded. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have completed enrollment in the Phase 2a trial evaluating inupadenant in combination with pembrolizumab in post-PD-1 melanoma and have decided to prioritize development of inupadenant in our ongoing study in combination with platinum-doublet chemotherapy in patients with chemo-naive NSCLC as we have determined that the post-PD-1 melanoma setting is not a path to accelerated approval. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and anticipates initiating clinical studies for EOS-984 in mid-2023.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through March 31, 2023, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents, which totaled $225.4 million, and available-for-sale securities, which totaled $481.3 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. As of the date of this Quarterly Report on Form 10-Q, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through March 31, 2023, we have paid a total of $5.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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

Impact of COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. While the COVID-19 pandemic has not significantly impacted our business or results of operations, the future impact of the COVID-19 pandemic on our industry, the healthcare system, our development timelines for belrestotug and inupadenant, our preclinical research and development, and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See “Risk factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

These factors could result in significant costs and delays in the development of our current and future preclinical and clinical product candidates. For example, the FDA or comparable foreign regulatory authority requiring us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, could require us to expend significant additional financial resources and time on the completion of preclinical and clinical development.

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended March 31,
(in thousands)	2023	2022
Direct research and development expenses by program:
Belrestotug	$9,649	$7,172
Inupadenant	3,541	6,173
Other programs	3,676	2,822
Indirect research and development expenses (1)	8,732	4,929
Total research and development expense	$25,598	$21,096

(1)
The substantial majority of these costs relate to the belrestotug and inupadenant programs. The majority of these costs are payroll and related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (13.5% for 2023 and 2022) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the condensed consolidated balance sheet.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the dollar change in those items:

	Three Months Ended March 31,		Period to period
(in thousands)	2023	2022	change
Revenue:
License Revenue	$12,595	$152,522	$(139,927)
Total Revenue	12,595	152,522	(139,927)
Operating expenses:
Research and development expenses	25,598	21,096	4,502
General and administrative expenses	11,927	10,615	1,312
Total operating expenses	37,525	31,711	5,814
(Loss) income from operations	(24,930)	120,811	(145,741)
Other income and expenses:
Grant income	735	491	244
Research and development tax credits	343	254	89
Interest income	7,851	92	7,759
Other income (expense), net	1,649	(2,115)	3,764
(Loss) income before income taxes	(14,352)	119,533	(133,885)
Income tax expense	(1,199)	(49,951)	48,752
Net (loss) income	$(15,551)	$69,582	$(85,133)

License revenue

License revenue equaled $12.6 million for the three months ended March 31, 2023, resulting from the remainder of revenue recognized in connection with the GSK collaboration. All revenue recognized for the three months ended March 31, 2023 is attributed to the recognition of previously deferred revenue. The decrease of $140.0 million compared to the threes months ended March 31, 2022 is due entirely to less revenue recognized relating to the GSK Collaboration Agreement. Significantly more of the performance obligation had been completed in the three months ended March 31, 2022.

Research and development expenses

Research and development expenses increased by $4.5 million to $25.6 million for the three months ended March 31, 2023, from $21.1 million for the three months ended March 31, 2022. This increase was primarily related to an increase of $1.9 million of payroll and related costs to support our continued growth, a $1.2 million increase in professional fees and expenses, a $1.0 million increase CRO/CMO fees and internal laboratory expenses, a $0.5 million increase in stock-based compensation, an increase of $0.3 million related to facilities, and a $0.3 million increase in other R&D expenses. These increases were partially offset by a $0.7 million decrease in laboratory expenses.

General and administrative expenses

General and administrative expenses increased by $1.3 million to $11.9 million for the three months ended March 31, 2023 from $10.6 million for the three months ended March 31, 2022. This increase was primarily related to an increase of $0.3 million of payroll and related costs resulting from additional finance and administrative employees added, a $1.1 million increase in stock-based compensation, and a $0.4 million increase related to various other general and administrative expenses. These increases were offset by decreases in recruiting and insurance expenses of $0.2 million each, and a $0.1 million decrease in professional fees.

Grant income

Grant income increased by $0.2 million to $0.7 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022. The increase was due primarily to income received from two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income increased by $7.8 million to $7.9 million for the three months ended March 31, 2023 from $0.1 million for the three months ended March 31, 2022. The increase in interest income of $7.8 million is due to the Company's purchase of approximately $445.0 million of fixed income securities in the fourth quarter 2022, combined with significant increases in the interest rate environment since the quarter ended March 31, 2022.

Other income (expense), net

The increase in other income (expense), net in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to a $3.0 million realized foreign currency exchange gain relating to a capital distribution from one of the Company's Belgian entities which is denominated in U.S. Dollar. The U.S. Dollar had strengthened relative to the Euro since the initial contribution transaction. This gain was partially offset by net unrealized foreign currency exchange losses of $1.2 million. Further contributing to the increase is the net loss of $2.1 million in the three months ended March 31, 2022 driven by net realized foreign exchange losses of $1.2 million and $0.7 million of miscellaneous expenses.

Income tax expense

The Company's effective tax rates were (8.4)% and 41.8% for the three months ended March 31, 2023 and 2022, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional $22.3 million liability during the three months ended March 31, 2022, related to an uncertain tax position regarding the Company's allocation of revenue between Belgium and the U.S. The Company incurred income tax expense for the three months ended March 31, 2023, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium.

Liquidity and capital resources

In June 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of March 31, 2023, we had $225.4 million in cash and cash equivalents and $481.3 million in available-for-sale securities. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of March 31, 2023, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(26,555)	$(24,002)
Investing activities	(31,694)	(323)
Financing activities	578	333
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,771)	(563)
Net decrease in cash, cash equivalents and restricted cash	$(59,442)	$(24,555)

Net cash used in operating activities

Net cash used in operating activities was $26.6 million during the three months ended March 31, 2023. The cash usage was primarily due to the net loss of $15.6 million, a net change in operating assets and liabilities of $14.2 million, and non-cash accretion of available-for-sale debt securities of $2.9 million. The usage was partially offset by $5.8 million of non-cash stock-based compensation expense and $0.2 million of non-cash depreciation and amortization expense. Net cash used in operating activities was $24.0 million during the three months ended March 31, 2022, which was driven by a net change in operating assets and liabilities of $98.0 million. The usage was partially offset by net income of $69.6 million, non-cash stock-based compensation expense of $4.2 million, and $0.2 of non-cash depreciation and amortization expense.

Net cash used in investing activities

Net cash used in investing activities increased by $31.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due to the purchase of $52.6 million of fixed income securities, partially offset by $21.0 million of proceeds received upon the maturities of fixed income securities during the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $1.8 million and $0.5 million reductions of cash, cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022, respectively, were primarily caused by the reduction of the euro to dollar exchange rate during those periods.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2 trials for both belrestotug and inupadenant and potentially move to larger randomized and registration-directed trials for both programs, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

In June 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones.

As of March 31, 2023, we had cash and cash equivalents of $225.4 million and available-for-sale securities of $481.3 million. We believe our existing cash and cash equivalents and available-for-sale securities could enable us to fund our operating expenses and capital expenditure requirements into 2026.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of belrestotug and inupadenant, and the research, development and potential commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of product candidates;
•
research and preclinical development efforts for any future product candidates;
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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model in 2023, with the exception of the stock and exercise prices.

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

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as other income to the extent there is no potential obligation to repay this funding. We record the present value of the liability as a grant repayable in the accompanying consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost. There were no significant changes to assumptions in 2023.

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of March 31, 2023 and December 31, 2022, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $225.4 million and $284.8 million, respectively. We had available-for-sale fixed income securities of $481.3 million and $446.6 million as of March 31, 2023 and December 31, 2022, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of March 31, 2023, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from March 31, 2023. There are no securities that will mature in a period greater than two years from March 31, 2023. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. These factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects.

Risks related to the development of our product candidates

We must complete successful preclinical studies and clinical trials that demonstrate the safety and efficacy of our product candidates before we can begin the commercialization process.

We are focused on the development of inupadenant and belrestotug. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Results from preclinical studies and early-stage trials, and trials in compounds that we believe are similar to ours, may not be representative of results that are found in larger, controlled, blinded, and longer-term studies and trials. Product candidates may fail at any stage of preclinical or clinical development. Product candidates may fail to show the desired safety and efficacy traits even if they have progressed through preclinical studies or initial clinical trials. Preclinical studies and clinical trials may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, notwithstanding promising results in earlier preclinical studies or clinical trials or promising mechanisms of action. In some instances, significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. Moreover, flaws in the design of a clinical trial can negatively impact results. We may not discover such a flaw prior to advance stages of a clinical trial.

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

We may also experience events during, or as a result of, clinical trials that could delay and could prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials often is slow, participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate, or participants may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;
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
•
the cost of clinical trials may be greater than we anticipate or we may have insufficient funds to complete a clinical trial;
•
the supply or quality of materials necessary to conduct clinical trials may be insufficient or inadequate or may be interrupted or impacted by supply chain challenges;
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

Challenges enrolling patients in our clinical trials delay and may prevent completion of clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in our clinical trials. Initiating and continuing clinical trials requires locating, enrolling and retaining sufficient numbers of eligible patients to participate in these trials. Developments, like the COVID-19 pandemic, impact our ability to initiate clinical sites and recruit, enroll and retain patients and divert healthcare resources away from clinical trials.

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials limits the pool of available participants as we require that participants have specific, measurable characteristics to assure their cancer is severe enough but not too advanced for inclusion in a trial and exclude participants who have conditions that may increase the risk associated with participation in a trial. Additionally, the process of finding patients is costly. Delays in recruiting and conducting our clinical trials result when patients are unwilling to participate in our trials, which may delay our efforts to obtain regulatory approval of potential products.

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

Our product candidates have the potential to be administered or co-formulated in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, we are currently conducting a multi-arm Phase 1/2a clinical trial of inupadenant as a single agent and in combination with pembrolizumab. In addition, in collaboration with GSK, we are exploring the development of belrestotug with multiple combinations, including with dostarlimab. Our ability to develop and ultimately commercialize our product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that commercial relationships, including our collaborations with Merck and GSK, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing inupadenant and belrestotug for use in combination with checkpoint inhibitor immunotherapies and with other therapies and may develop inupadenant, belrestotug, or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. The results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use, which may require us to work with a third party to satisfy such a requirement. Additionally, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and belrestotug. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the COVID-19 pandemic on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market inupadenant, belrestotug, or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of inupadenant, belrestotug, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

The size of the potential market for our product candidates is difficult to estimate, and, if our assumptions are inaccurate, the actual market for our product candidates may be smaller than our estimates.

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

We may seek orphan drug status for our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

In the United States, numerous legislative and regulatory initiatives seek to contain healthcare costs. We expect that federal and state healthcare reform measures will limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. See "Government Regulation - Healthcare Reform".

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
•
HIPAA, as amended, and its implementing regulations which also establish privacy and security standards applicable to healthcare providers and other entities and their business associates that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information;
•
federal laws including the Medicaid Drug Rebate Program, which require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•
the so-called "federal sunshine" law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•
federal consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.
•
Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government's and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

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

Our business activities are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

Expanding our business activities outside of the United States, including our clinical trial efforts, subjects us to the FCPA and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Failure by our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, to comply with applicable laws and regulations, particularly given the high level of complexity of these laws, could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

If our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms.

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

We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK for the global development of belrestotug.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates.

Currently we are party to the GSK Collaboration Agreement, pursuant to which we share with GSK responsibility and costs for the global development of belrestotug. Under the GSK Collaboration Agreement, in the United States we and GSK will jointly commercialize and equally split profits while outside of the United States GSK will receive an exclusive license for commercialization. We are also eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. Our collaboration with GSK is not without risks, which include the following:

•
Our control over the development and commercialization activities of belrestotug may be limited;
•
GSK’s commercialization activities outside the United States may adversely impact our own efforts in the United States;

•
Relying on GSK to commercialize any products containing or comprising belrestotug that obtain regulatory approval, may cause us to receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects;
•
GSK may compete with us, or collaborate with our competitors;
•
GSK may not properly maintain or defend our intellectual property rights or may improperly use our intellectual property or proprietary information;
•
GSK may fail to meet its obligations under the GSK Collaboration Agreement to apply sufficient efforts at developing and commercializing belrestotug, or to comply with applicable legal or regulatory requirements;
•
GSK may terminate the GSK Collaboration Agreement, which could damage perception of our product candidates, slow down our execution and timelines, and negatively affect the clinical development or commercialization of belrestotug; and
•
disputes may arise between us and GSK that cause the delay or termination of the development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources.

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

Risks related to our limited operating history, financial position and capital requirements

Our limited operating history may make it difficult for you to evaluate our business and to assess our future viability.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Inupadenant and belrestotug are each in ongoing Phase 2 clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•
initiating and completing research regarding, and preclinical and clinical development of, inupadenant, belrestotug, and any other product candidates;
•
obtaining marketing approvals for inupadenant, belrestotug, and any other product candidates for which we complete clinical trials;
•
developing a sustainable and scalable manufacturing process for inupadenant, belrestotug, and any other product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•
launching and commercializing inupadenant, belrestotug, and any other product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
•
obtaining market acceptance of inupadenant, belrestotug, and any other product candidates as viable treatment options;
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

We will require additional financing to achieve our goals, and failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our ongoing clinical trials for inupadenant and belrestotug and our ongoing and planned IND-enabling studies for our other product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to raise substantial additional capital in connection with our continuing operations.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of researching and developing inupadenant, belrestotug, and any other product candidates, and conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approvals for inupadenant, belrestotug, and any other product candidates if clinical trials are successful;
•
the extent to which we develop, in-license or acquire other product candidates and technologies;
•
the number and development requirements of other product candidates we may pursue;
•
the success of the GSK collaboration and any other collaborations;
•
the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•
the cost of manufacturing inupadenant, belrestotug, and any other product candidates for clinical trials in preparation for marketing approval and commercialization;
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
•
Operations: As a result of the challenges the COVID-19 pandemic brought, we took various steps to support our employees, including transitioning to a hybrid work model and offering flexible schedules. We will continue to monitor and make adjustments in response to the public health environment, together with local, state and federal guidance regarding workplace protective measures. These measures entail risk. For instance, remote work may delay our preclinical programs development, disrupt our operations and increase the risk of a cybersecurity incident. If there is an increase in COVID-19 infection rates or new outbreaks, our business may be adversely impacted, the extent of which will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as new variants, the duration of outbreaks, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, CROs or current and planned clinical trial sites operate.
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

Failure to prevent or mitigate the impact of security or data privacy breaches exposes us to litigation and governmental investigations, which could lead to a potential disruption to our business. Failure by us or third-party CMOs, CROs or other contractors or consultants to comply with United States and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We currently and expect to continue to contract manufacturing operations to third parties, and clinical quantities of our lead product candidates inupadenant and belrestotug are manufactured by these third parties outside the United States, including in China. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, the COVID-19 pandemic or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China and in 2017, the United States proposed tariffs of 25% on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

United States federal income tax reform or changes in Belgian tax laws and regulations could adversely affect our business and financial condition.

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

At March 31, 2023, we had an estimated cumulative carry forward tax losses of $44.4 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the parent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. During the three months ended March 31, 2023, we did not receive cash under the belrestotug grant and the inupadenant grant.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 63.5% of our outstanding voting stock as of March 31, 2023. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As of March 31, 2023, we no longer qualified as a smaller reporting company, and can no longer take advantage of many of the same exemptions from disclosure requirements, including regarding executive compensation in our periodic reports and proxy statements.

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

iTeos Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: May 10, 2023	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)