Form 10-Q
period 2023-06-30
iTeos Therapeutics, Inc.
filed 2023-08-08
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 35,781,919 shares of common stock, $0.001 par value per share, outstanding.

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
•
We may not be able to file investigational new drug ("IND") applications or IND amendments to commence additional clinical trials on the timelines indicated, and, even if we are able to file, the Federal Drug Administration, or FDA, or a comparable foreign regulatory authority may not permit us to proceed.
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
•
our ability to manufacture our product candidates in conformity with the U.S. Food and Drug Administration’s ("FDA") requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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
•
our future financial performance; and
•
the impact of laws and regulations applicable to our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ materially include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in any subsequent filings with the SEC. These risks and uncertainties may result in actual events or results varying significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC and exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$216,213	$284,803
Short-term investments (amortized cost of $384,005)	383,011	328,359
Grants receivable	433	1,001
Refundable income taxes	3,250	1,434
Prepaid expenses and other currents assets	11,640	12,701
Total current assets	614,547	628,298
Property and equipment, net	2,548	2,121
Long-term investments (amortized cost of $78,886)	78,260	118,225
Research and development tax credits receivable	1,882	1,128
Restricted cash	270	235
Right of use assets	5,427	4,652
Other assets	812	332
Total assets	$703,746	$754,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,227	$7,662
Accrued expenses and other current liabilities	21,247	19,727
Deferred income	2,528	1,180
Deferred revenue	-	12,595
Lease liabilities	1,021	836
Total current liabilities	30,023	42,000
Grants repayable, net of current portion	6,570	6,622
Lease liabilities, net of current portion	4,427	3,837
Unrecognized tax benefits	39,200	39,200
Total liabilities	80,220	91,659
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at June 30, 2023 and December 31, 2022 respectively; 35,781,919 and 35,611,219 shares issued and outstanding; respectively	36	36
Additional paid-in capital	449,232	435,665
Accumulated other comprehensive loss	(13,166)	(9,644)
Retained earnings	187,424	237,275
Total stockholders’ equity	623,526	663,332
Total liabilities and stockholders’ equity	$703,746	$754,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue:
License and collaboration revenue	$—	$41,716	$12,595	$194,238
Total revenue	—	41,716	12,595	194,238
Operating expenses:
Research and development expenses	29,186	26,910	54,885	48,006
General and administrative expenses	13,435	11,471	25,385	22,086
Total operating expenses	42,621	38,381	80,270	70,092
(Loss) income from operations	(42,621)	3,335	(67,675)	124,146
Other income and expenses:
Grant income	799	147	1,534	638
Research and development tax credits	386	292	729	546
Interest income	8,042	1,063	15,893	1,151
Other income (expense), net	326	3,606	2,099	1,495
(Loss) Income before income taxes	(33,068)	8,443	(47,420)	127,976
Income tax expense	(1,232)	(2,817)	(2,431)	(52,768)
Net (loss) income	$(34,300)	$5,626	$(49,851)	$75,208
Basic net (loss) income per common share	$(0.96)	$0.16	$(1.39)	$2.12
Diluted net (loss) income per common share	$(0.96)	$0.15	$(1.39)	$1.98
Weighted-average common shares outstanding - basic	35,768,952	35,546,605	35,742,641	35,520,086
Weighted-average common shares outstanding - diluted	35,768,952	37,635,828	35,742,641	37,931,692

Net (loss) income	$(34,300)	$5,626	$(49,851)	$75,208
Foreign currency translation adjustments	104	(741)	(1,902)	(1,291)
Unrealized loss on available-for-sale securities	(1,722)	—	(1,620)	—
Comprehensive (loss) income	$(35,918)	$4,885	$(53,373)	$73,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378
Stock-based compensation	—	—	5,760	—	—	5,760
Common stock issued upon exercises of options	58,411	—	278	—	—	278
Currency translation adjustment	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	5,626	5,626
Balance at June 30, 2022	35,575,323	$36	$423,743	$(2,309)	$215,831	$637,301

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	$36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized loss on available-for-sale securities	—	—	—	102	—	102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	$36	$442,050	$(11,548)	$221,724	$652,262
Stock-based compensation	—	—	6,964	—	—	6,964
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	21,292	—	218	—	—	218
Currency translation adjustment	—	—	—	104	—	104
Unrealized loss on available-for-sale securities	—	—	—	(1,722)	—	(1,722)
Net loss	—	—	—	—	(34,300)	(34,300)
Balance at June 30, 2023	35,781,919	$36	$449,232	$(13,166)	$187,424	$623,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(49,851)	$75,208
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	447	375
Stock-based compensation	12,771	9,953
Non-cash: Net accretion of available-for-sale debt securities	(5,386)	-
Change in operating lease right-of-use assets	-	4
Changes in operating assets and liabilities:
Grants receivable	584	(333)
Research and development tax credits receivable	(729)	(41)
Refundable income taxes	(1,839)	7,544
Prepaid expenses and other current assets	702	4,360
Accounts payable	(2,512)	6,447
Accrued expenses and other liabilities	989	(2,286)
Income tax payable	-	12,965
Deferred income	1,318	189
Deferred revenue	(12,595)	(194,238)
Unrecognized tax benefits	-	25,529
Net cash used in operating activities	(56,101)	(54,324)
Cash flows from investing activities
Purchases of investments	(139,037)	-
Proceeds from maturities of investments	128,265	-
Purchase of property and equipment	(819)	(738)
Purchase of other assets	-	(99)
Net cash used in investing activities	(11,591)	(837)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	796	611
Net cash provided by financing activities	796	611
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,659)	(2,134)
Net decrease in cash, cash equivalents and restricted cash	(68,555)	(56,684)
Cash, cash equivalents and restricted cash at beginning of period	285,038	848,835
Cash, cash equivalents and restricted cash at end of period	$216,483	$792,151
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$20	$(57)
Operating lease liabilities arising from obtaining right-of-use assets	1,059	177
Unrealized loss on available-for-sale securities	(1,620)	-
Supplemental disclosure of cash flows
Cash paid for taxes	4,321	6,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of business and basis of presentation

Description of business

iTeos Therapeutics, Inc. ("iTeos" or the "Company"), a Delaware corporation (incorporated on October 4, 2019) headquartered in Watertown, Massachusetts, is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. The Company leverages its deep understanding of the tumor immunology and immunosuppressive pathways to design novel product candidates with the aim of restoring the immune response against cancer. The Company’s innovative pipeline includes two clinical-stage programs targeting novel, validated immuno-oncology pathways. Each of the Company's therapies in development has optimized pharmacologic properties designed to improve clinical outcomes.

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

The Company also is advancing inupadenant, a next-generation adenosine A2AR receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials following encouraging single-agent activity in Phase 1.

The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and has initiated enrolling patients in its Phase 1 trial of EOS-984.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company earned income during 2022, which equaled net income of $96.7 million for the year ended December 31, 2022. The Company had a net loss of $34.3 million for the three months ended June 30, 2023, and a net loss of $49.9 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had retained earnings of $187.4 million. As of August 8, 2023, the issuance date of the condensed consolidated financial statements for the period ended June 30, 2023, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

On May 10, 2023 the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $125.0 million from time to time through Cowen acting as agent. Pursuant to the Sales Agreement, sales of the Company’s common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company is not obligated to make any sales of common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No 333- 271793), which became effective on May 19, 2023 and the prospectus relating to such offering. Under the Sales

Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2023, the Company had not sold any shares of common stock pursuant to the Sales Agreement.

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

The Company’s product candidates require approvals from the FDA and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. The Company's product candidates may fail to receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, the Company may never generate significant revenue from product sales. The Company will need to generate significant revenue to achieve sustained profitability, and it may never do so.

Global Economic Conditions

Disruptions to the global economy and disruption of global healthcare systems may impact the Company's business, financial condition, results of operations and growth prospects. See “Risk factors” for a discussion of the potential adverse impact of global economic conditions disruption of global healthcare systems on our business, results of operations and financial condition.

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

Accounting standards recently adopted

From time to time, new accounting pronouncements are issued that the Company adopts as of the specified effective date. The Company does not believe that the adoption of any recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$202,069	$-	$-	$202,069
U.S. government agency bonds	-	315,082	-	315,082
U.S. treasury bonds	99,511	-	-	99,511
Corporate debt securities	-	46,677	-	46,677
Totals	$301,580	$361,759	$-	$663,339

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$92,850	$-	$-	$92,850
U.S. government agency bonds	-	267,748	-	267,748
U.S. treasury bonds	186,477	-	-	186,477
Corporate debt securities	-	5,349	-	5,349
Totals	$279,327	$273,097	$-	$552,424

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2023 and 2022.

The Company's fixed income securities held as of June 30, 2023 and December 31, 2022 are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$316,423	$4	$(1,345)	$315,082
U.S. treasury bonds	99,716	-	(205)	99,511
Corporate debt securities	46,752	-	(74)	46,678
Totals	$462,891	$4	$(1,624)	$461,271

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$254,881	$87	$(211)	$254,757
U.S. treasury bonds	186,496	19	(37)	186,478
Corporate debt securities	5,358	-	(9)	5,349
Totals	$446,735	$106	$(257)	$446,584

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	June 30, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$384,005	$383,011
Due after one year through five years	78,886	78,260
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$462,891	$461,271

	December 31, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$328,405	$328,359
Due after one year through five years	118,330	118,225
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$446,735	$446,584

There were no securities with expected credit losses or non-credit related impairment as of June 30, 2023 and December 31, 2022. There were no sales of securities which resulted in a realized loss during the three and six months ended June 30, 2023. The Company recognized $5.5 million of interest income earned from its available-for-sale debt securities and money market funds during the three months ended June 30, 2023, and $10.5 million during the six months ended June 30, 2023. The Company recognized $2.5 million of accretion on its available-for-sale debt securities during the three months ended June 30, 2023, and $5.4 million during the six months ended June 30, 2023. The accretion recognized was recorded to interest income during these periods.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Scientific equipment	$3,159	$3,008
Furniture & office equipment	1,362	1,332
Leasehold improvements	1,958	1,238
Total	6,478	5,578
Accumulated depreciation and amortization	(3,930)	(3,457)
Property & equipment, net	$2,548	$2,121

Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2023 and 2022, and $0.4 million for each of the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued clinical trial costs	$15,854	$13,496
Accrued personnel costs	4,601	5,635
Accrued professional fees	216	64
Accrued other	576	532
Total accrued expenses and other current liabilities	$21,247	$19,727

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

Through June 30, 2023, the Company has paid a total of $5.4 million to Adimab relating to milestones under the Adimab Agreement. The Company did not make any additional payments to Adimab in the three months ended June 30, 2023 as no milestones have been achieved during the year. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three and six months ended June 30, 2023, the Company recorded to research and development expense approximately $10.6 million and $18.2 million, respectively, related to the cost-sharing provisions of the GSK Collaboration Agreement. $5.7 million of these costs are payable to GSK, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2023. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of June 30, 2023, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company did not recognize any revenue during the three months ended June 30, 2023, as the entirety of the revenue relating to the GSK Collaboration agreement was recognized in Q1 2023. During the six months ended June 30, 2023, the Company recognized revenue totaling approximately $12.6 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of June 30, 2023, and there was approximately $12.6 million of deferred revenue as of December 31, 2022.

Contract Costs

The Company incurred approximately $6.8 million of capitalizable costs to obtain the contract. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the six months ended June 30, 2023:

Six Months Ended June 30, 2023
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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses is $7.5 million under these grants.

Grants which include an obligation to repay

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

Under the terms of both agreements, the Company had to decide within 6 months after the end of the research period whether it would further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021 and was extended to March 2022, after which the Company decided it would pursue commercialization or out licensing. The Company must repay 30% of the amount received under both grants by annual installments from 2023 to 2042 (the fixed annual repayments), unless the Company had decided not to pursue commercial development or out licensing of the drug candidate, applied for a waiver from the Walloon Region justifying its decision based upon the failure of the program, or returned the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under both grants, the Company records the present value of the fixed payments as grants repayable on the condensed consolidated balance sheets.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of June 30, 2023, or December 31, 2022. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of June 30, 2023, and $0.8 million as of December 31, 2022, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the six months ended June 30, 2023 and 2022, and end of period balances as of June 30, 2023, and December 31, 2022:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Cash received	$—	$—	$—	$—	$3,121	$473	$3,121	$473
Grant income	$28	$—	$—	$485	$1,506	$153	$1,534	$638
Grants receivable at the end of the period	$—	$5	$—	$—	$433	$996	$433	$1,001
Grants repayable at the end of the period	$5,796	$5,665	$1,337	$1,312	$—	$—	$7,133	$6,977

As of June 30, 2023 and December 31, 2022, $0.6 million and $0.4 million of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

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

Note 8. Stock-based compensation

General

Stock options expire seven to 10 years from the date of grant. Generally, the exercise price of all stock options will be equal to the closing market price on The Nasdaq Global Market of one share of the Company’s common stock on the date of grant, or if no closing price is reported for such date, the closing price on the next immediately preceding date for which a closing price is reported. The stock options generally vest 25% upon the one-year anniversary of the service inception date and then ratably each month over the remaining 36 months. Upon termination of service, any unvested stock options are automatically returned to Company. Vested stock options that are not exercised within the specified period, according to the terms and conditions of the option plan, following the termination as an employee, consultant, or service provider to the Company are surrendered back to the Company. Those stock options are added back to the pool and made available for future grants.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2022 under the Amended 2020 Plan was 7,335,355 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2023, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,780,560. The number of shares of common stock reserved for issuance as of June 30, 2023 under the Amended 2020 Plan was 9,115,915.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of June 30, 2023 under the 2020 ESPP was 650,191. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2023. 15,052 shares were issued under the 2020 ESPP during the three months ended June 30, 2023. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options relating to the ESPP shares purchased in the quarter ended June 30, 2023 was $7.65. The estimated fair value of the purchase options for the offering period that was open during the three months ended June 30, 2023 was $6.64 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,736	$1,148	$2,885	$1,756
General and administrative	5,228	4,612	9,886	8,197
Total stock-based compensation expense	$6,964	$5,760	$12,771	$9,953

Of the $7.0 million of stock-based compensation expense recognized during the three months ended June 30, 2023, $6.7 million related to stock options, $0.2 million related to restricted stock units, and $0.1 million related to ESPP awards. Of the $12.8 million of stock-based compensation expense recognized during the six months ended June 30, 2023, $12.3 million related to stock options, $0.4 million related to restricted stock units, and $0.1 million related to ESPP awards.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	6,401,987	$18.50	7.1
Granted	1,754,531	16.43
Forfeited	(139,881)	25.91
Exercised	(152,523)	3.85
Outstanding as of June 30, 2023	7,864,114	$18.19	6.8	$21,908
Exercisable at June 30, 2023	4,168,866	$15.40	5.7	$18,349

The weighted-average grant-date fair value of options awarded during the six months ended June 30, 2023 and 2022 was approximately $12.61 per share and $24.57 per share, respectively. As of June 30, 2023, there was a total of $56.5 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.6 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options:
Risk-free interest rate	3.50% - 3.99%	1.96% - 3.07%	3.46% - 4.22%	1.37% - 3.07%
Expected term (in years)	5.5 - 6	5.5 - 6	5.5 - 6	5.5 - 6
Expected volatility	92% - 96%	86% - 93%	91% - 96%	86% - 93%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$13.45 - $15.85	$17.50 - $36.21	$13.45 - $21.15	$17.50 - $46.56
ESPP Awards:
Risk-free interest rate	5.44%	-	5.44%	-
Expected term (in years)	0.5	-	0.5	-
Expected volatility	95%	-	95%	-
Expected dividend yield	0%	-	0%	-
Estimated fair value of common stock	$15.85	-	$15.85	-

Restricted Stock Units

The Company issued restricted stock units during the six months ended June 30, 2023, which vest over a two-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2022	10,000	$35.86
Issued	83,500	20.00
Vested	(3,125)	35.86
Cancelled	—	—
Unvested as of June 30, 2023	90,375	$21.21

As of June 30, 2023, there was approximately $1.6 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Domestic	(14,868)	(22,064)	(36,184)	(37,706)
Foreign	(18,200)	30,507	(11,236)	165,682
(Loss) income before income tax expense	(33,068)	8,443	(47,420)	127,976
Income tax expense	(1,232)	(2,817)	(2,431)	(52,768)
Effective tax rate	(3.7)%	33.4%	(5.1)%	41.2%

The Company's effective tax rates were (3.7)% and 33.4% for the three months ended June 30, 2023 and 2022, respectively, and (5.1)% and 41.2% for the six months ended June 30, 2023 and 2022. The rates differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the three and six months ended June 30, 2023 primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The effective tax rates in the three and six months ended June 30, 2022 were higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional liability of $3.2 million and $25.5 million during the three and six months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

There was no change in the unrecognized tax benefits during the three and six months ended June 30, 2023, as no additional revenue was recognized for tax purposes during that period under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position. As of June 30, 2023, the Company had accrued interest and penalties relating to uncertain tax positions of $2.2 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2023. The increase in the unrecognized tax benefits during the three and six months ended June 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of June 30, 2023 and December 31, 2022, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of June 30, 2023 and December 31, 2022, there are no minimum commitments under the WuXi Agreement. Additionally, as of June 30, 2023 and December 31, 2022, there are no royalties or milestones payable.

Operating leases

The Company’s operating leases are as follows:

•
An April 2016 lease for 1,577 square meters of office and laboratory space in Gosselies, Belgium, which commenced in May 2016 and terminated in December 2021. In January 2021, the Company entered into an amendment to extend the lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. There is no option within the lease agreement to extend the termination date. In October 2021, the Company entered into an amendment to increase the office and laboratory space by 453 square meters. In May 2023, the Company entered into another amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. The amendment resulted in an additional $0.9 million of both right-of-use assets and liabilities.

•
A November 2021 lease for 9,068 square feet of office space in Watertown, Massachusetts, which commenced in November 2021 and terminates in February 2027. The lease is subject to fixed-rate rent escalations. There is no option within the lease agreement to extend the termination date.
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

Rent expense was $0.3 million for the three months ended June 30, 2023 and 2022, and $0.6 million for the six months ended June 30, 2023 and 2022.

The following table summarizes lease terms and discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	4.9	5.0
Weighted-average discount rate	4.79%	4.79%

The following table summarizes the cash flow and other information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$981	$—	$1,059	$177
Operating cash flows used in operating leases	$278	$234	$549	$484

As of June 30, 2023, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2023 and the future years thereafter (in thousands):

Year ending December 31:
2023	$618
2024	1,226
2025	1,194
2026	1,162
2027	669
Thereafter	1,105
Total lease payments	5,974
Less: interest	(526)
Total lease liability	$5,448
Lease liabilities, current	$1,021
Lease liabilities, net of current portion	$4,427

In November 2021, the Company provided a letter of credit for approximately $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of June 30, 2023 and December 31, 2022, the Company had approximately $129 thousand and $92 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of June 30, 2023.

Note 12. Net income (loss) per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. For the period ending June 30, 2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method. For the period ending June 30, 2023, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net (loss) income per share	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net (loss) income attributable to common stockholders	$(34,300)	$5,626	$(49,851)	$75,208
Denominator
Weighted-average shares used in compute net (loss) income per share, basic	35,768,952	35,546,605	35,742,641	35,520,086
Effect of dilutive securities	—	2,089,223	—	2,411,606
Weighted-average shares used to compute net (loss) income per share, diluted	35,768,952	37,635,828	35,742,641	37,931,692
Net (loss) income per share:
Basic	$(0.96)	$0.16	$(1.39)	$2.12
Diluted	$(0.96)	$0.15	$(1.39)	$1.98

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

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we have completed enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. We confirmed a partial response using inupadenant in monotherapy in a patient who had the highest level of the biomarker that we have recorded. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic non-squamous non-small cell lung cancer (NSCLC) to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We have completed enrollment in the safety evaluation portion of the clinical trial of inupadenant in combination with chemotherapy and with pembrolizumab, as well as the monotherapy expansion cohort in prostate cancer. We have completed enrollment in the Phase 2a trial evaluating inupadenant in combination with pembrolizumab in post-PD-1 melanoma and have decided to prioritize development of inupadenant in our ongoing study in combination with platinum-doublet chemotherapy in patients with chemo-naive NSCLC as we have determined that the post-PD-1 melanoma setting is not a path to accelerated approval. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and has initiated enrolling patients in its Phase 1 trial of EOS-984.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through June 30, 2023, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents, which totaled $216.2 million, and available-for-sale securities, which totaled $461.3 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. As of the date of this Quarterly Report on Form 10-Q, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through June 30, 2023, we have paid a total of $5.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Direct research and development expenses by program:
Belrestotug	$9,558	$10,057	$19,207	$17,229
Inupadenant	5,953	9,300	9,495	15,473
Other programs	4,067	915	7,743	3,737
Indirect research and development expenses (1)	9,608	6,638	18,440	11,567
Total research and development expense	$29,186	$26,910	$54,885	$48,006

(1)
The substantial majority of these costs relate to the belrestotug, inupadenant, and EOS-984 programs. The majority of these costs are payroll and related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the dollar change in those items:

	Three Months Ended June 30,		Period to period
(in thousands)	2023	2022	change
Revenue:
License and collaboration revenue	$—	$41,716	$(41,716)
Total Revenue	—	41,716	(41,716)
Operating expenses:
Research and development expenses	29,186	26,910	2,276
General and administrative expenses	13,435	11,471	1,964
Total operating expenses	42,621	38,381	4,240
(Loss) income from operations	(42,621)	3,335	(45,956)
Other income and expenses:
Grant income	799	147	652
Research and development tax credits	386	292	94
Interest income	8,042	1,063	6,979
Other income (expense), net	326	3,606	(3,280)
(Loss) income before income taxes	(33,068)	8,443	(41,511)
Income tax expense	(1,232)	(2,817)	1,585
Net (loss) income	$(34,300)	$5,626	$(39,926)

License and collaboration revenue

There was no license and collaboration revenue recognized for the three months ended June 30, 2023, as the remainder of revenue recognized in connection with the GSK collaboration was recognized in the previous quarter. The decrease of $41.7 million compared to the three months ended June 30, 2022 is due entirely to less revenue recognized relating to the GSK Collaboration Agreement. Significantly more of the performance obligation had been completed in the three months ended June 30, 2022.

Research and development expenses

Research and development expenses increased by $2.3 million to $29.2 million for the three months ended June 30, 2023, from $27.0 million for the three months ended June 30, 2022. This increase was primarily related to an increase of $2.4 million of payroll and related costs to support our continued growth, a $2.6 million increase in professional fees and expenses, a $0.6 million increase in stock-based compensation, and an increase of $0.3 million related to facilities and other R&D expenses. These increases were partially offset by a $1.7 million decrease in laboratory expenses and a $2.0 million decrease in collaboration milestone payments.

General and administrative expenses

General and administrative expenses increased by $1.9 million to $13.4 million for the three months ended June 30, 2023 from $11.5 million for the three months ended June 30, 2022. This increase was primarily related to an increase of $1.2 million of payroll and related costs, a $0.6 million increase in stock-based compensation, a $0.4 million increase in commercial related activities, and a $0.8 million increase related to various other general and administrative expenses. These increases were offset by decreases in recruiting expenses of $0.7 million each, and a $0.2 million decrease in professional fees.

Grant income

Grant income increased by $0.7 million to $0.8 million for the three months ended June 30, 2023 from $0.1 million for the three months ended June 30, 2022. The increase was due primarily to income received from two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income increased by $7.0 million to $8.0 million for the three months ended June 30, 2023 from $1.0 million for the three months ended June 30, 2022. The increase in interest income of $7.0 million is due to interest earned on the Company's purchase of $445.0 million of fixed income securities in the fourth quarter of 2022. The Company did not hold any fixed income securities in the three months ended June 30, 2022. The increase was also in part due to significant increases in the interest rate environment since the quarter ended June 30, 2022.

Other income (expense), net

The $3.2 million decrease in other income (expense), net in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is primarily due to the foreign currency exchange gains recorded in the three months ended June 30, 2022. The U.S. Dollar had strengthened relative to the Euro in the first half of the prior year. The U.S. Dollar has weakened in the current year quarter relative to the exchange rates observed in the prior year quarter. There was no significant foreign currency exchange gain in the three months ended June 30, 2023.

Income tax expense

The Company's effective tax rates were (3.7)% and 33.4% for the three months ended June 30, 2023 and 2022, respectively. The 2023 rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The 2022 rate was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional liability of $3.2 million during the three months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. The increase in the unrecognized tax benefits during the three months ended June 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the dollar change in those items:

	Six Months Ended June 30,		Period to period
(in thousands)	2023	2022	change
Revenue:
License and collaboration revenue	$12,595	$194,238	$(181,643)
Total revenue	12,595	194,238	(181,643)
Operating expenses:
Research and development expenses	54,885	48,006	6,879
General and administrative expenses	25,385	22,086	3,299
Total operating expenses	80,270	70,092	10,178
(Loss) income from operations	(67,675)	124,146	(191,821)
Other income and expenses:
Grant income	1,534	638	896
Research and development tax credits	729	546	183
Interest income	15,893	1,151	14,742
Other income (expense), net	2,099	1,495	604
(Loss) income before income taxes	(47,420)	127,976	(175,396)
Income tax expense	(2,431)	(52,768)	50,337
Net (loss) income	$(49,851)	$75,208	$(125,059)

License and collaboration revenue

License and collaboration revenue of $12.6 million recognized for the six months ended June 30, 2023 related to the remainder of the upfront payment for the GSK Collaboration Agreement. The $194.2 million recognized in the six months ended June 30, 2022 was entirely related to the GSK Collaboration Agreement.

Research and development expenses

Research and development expenses increased by $6.9 million to $54.9 million for the six months ended June 30, 2023, from $48.0 million for the six months ended June 30, 2022. This increase was primarily related to an increase of $4.3 million in payroll and related costs, a $1.1 million increase in stock-based compensation, an increase of $3.8 million in professional fees, an increase of $0.5 million related to facilities, and a $0.5 million increase in other research and development activities. These increases were partially offset by a $1.4 million decrease in clinical and laboratory related expenses and $1.9 million decrease in collaboration milestone payments. The overall increase was due to an increase in activities related to EOS-448 and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the six months ended June 30, 2023.

General and administrative expenses

General and administrative expenses increased by $3.3 million to $25.4 million for the six months ended June 30, 2023 compared to $22.1 million for the six months ended June 30, 2022. There was an increase of $1.4 million of payroll and related costs resulting from finance and administrative employees added to support our continuous growth in operations, a $1.7 million increase in stock-based compensation, an increase of $0.7 million related to commercial activities, and a $0.8 million increase related to various other general and administrative activities. These increases were offset by a decrease in recruiting fees of $0.9 million, a decrease in professional fees of $0.3 million, and a decrease in facility related expenses of $0.1 million.

Grant income

Grant income increased by $0.9 million to $1.5 million for the six months ended June 30, 2023, from $0.6 million for the six months ended June 30, 2022. The overall increase in grant income was driven by two new grants from the Walloon Region which began in December 2022. These grants account for the substantial majority of the grant income recognized for the six months ended June 30, 2023.

Interest income

Interest income increased by $14.7 million to $15.9 million for the six months ended June 30, 2023 from $1.2 million for the six months ended June 30, 2022. The increase in interest income of $14.7 million is due to interest earned on the Company's purchase of $445.0 million of fixed income securities in the fourth quarter of 2022. The Company did not hold any fixed income securities in the six months ended June 30, 2022. The increase was also in part due to significant increases in the interest rate environment since the six months ended June 30, 2022.

Other income (expense), net

The other income (expense), net for the six months ended June 30, 2023 primarily relates to foreign exchange gains recorded in connection with the return of contributed capital by a Belgian subsidiary denominated in U.S. Dollar. The U.S. Dollar to Euro exchange rate had moved in favor of the U.S. Dollar since the initial capitalization.

Income tax expense

Our effective tax rates were (5.1)% and 41.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 was different than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

Our effective tax rate for the six months ended June 30, 2022 was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. In addition, the Company recorded an additional liability of $25.5 million during the six months ended June 30, 2022, respectively, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S. The increase in the unrecognized tax benefits during the six months ended June 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increases the liability for the uncertain tax position.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of June 30, 2023, we had $216.2 million in cash and cash equivalents and $461.3 million in available-for-sale securities. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of June 30, 2023, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

On May 10, 2023 we entered into the Sales Agreement with Cowen. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $125.0 million from time to time through Cowen acting as agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. We are not obligated to make any sales of common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333- 271793), which became effective on May 19, 2023 and the prospectus relating to such offering. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2023, we had not sold any shares of common stock pursuant to the Sales Agreement.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(56,101)	$(54,324)
Investing activities	(11,591)	(837)
Financing activities	796	611
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,659)	(2,134)
Net decrease in cash, cash equivalents and restricted cash	$(68,555)	$(56,684)

Net cash used in operating activities

Net cash used in operating activities was $56.1 million during the six months ended June 30, 2023. The cash usage was primarily due to the net loss of $49.9 million, a net change in operating assets and liabilities of $14.1 million, and non-cash accretion of available-for-sale debt securities of $5.4 million. The usage was partially offset by $12.8 million of non-cash stock-based compensation expense and $0.4 million of non-cash depreciation and amortization expense. Net cash used in operating activities was $54.3 million during the six months ended June 30, 2022, which was driven by a net change in operating assets and liabilities of $139.9 million. The usage was partially offset by net income of $75.2 million, non-cash stock-based compensation expense of $10.0 million, and $0.4 million of non-cash depreciation and amortization expense.

Net cash used in investing activities

Net cash used in investing activities increased by $10.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the purchase of $139.0 million of fixed income securities, partially offset by $128.3 million of proceeds received upon the maturities of fixed income securities during the six months ended June 30, 2023. The increase of cash used in investing activities was also due to the purchase of $0.8 million of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $0.8 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $1.7 million and $2.1 million reductions of cash, cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022, respectively, were primarily caused by the increase in the euro to dollar exchange rate during those periods.

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

As of June 30, 2023, we had cash and cash equivalents of $216.2 million and available-for-sale securities of $461.3 million. We believe our existing cash and cash equivalents and available-for-sale securities could enable us to fund our operating expenses and capital expenditure requirements into 2026.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of June 30, 2023 and December 31, 2022, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $216.2 million and $284.8 million, respectively. We had available-for-sale fixed income securities of $461.3 million and $446.6 million as of June 30, 2023 and December 31, 2022, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of June 30, 2023, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from June 30, 2023. There are no securities that will mature in a period greater than two years from June 30, 2023. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Staffing issues related to the COVID-19 response or the "great resignation" could impact the ability of clinical trial sites to participate in new clinical trials and could delay the commencement of trials, site initiation, compliance in the trials, the completion of trials, slow down enrollment, and make the ongoing collection of data for patients enrolled in studies more difficult or intermittent;
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

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in our clinical trials. Initiating and continuing clinical trials requires locating, enrolling and retaining sufficient numbers of eligible patients to participate in these trials. Public health challenges impact our ability to initiate clinical sites and recruit, enroll and retain patients and divert healthcare resources away from clinical trials.

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

The FDA or comparable foreign regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, inupadenant and belrestotug. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of public health challenges on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, public health challenges and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

CROs, clinical trial investigators or other third parties on which we rely may fail to devote adequate time and resources to our development activities or perform as contractually required. The performance of our CROs may also be interrupted by public health challenges, including due to prioritization of resources toward such challenges or high turnover rates. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

Any disruption, such as a fire, natural hazards or vandalism at our CMOs, or any impacts on our CMOs due to public health challenges, including a pandemic, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, public health challenges, such as the COVID-19 pandemic, may impact our ability to procure sufficient supplies for the development of our current and future product candidates, and the extent of such impacts will depend on the severity and duration of the public health challenge and the actions undertaken to address it. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical trials and, for any product candidates that reach approval, the commercialization of our products, which would materially adversely affect our business, financial condition and results of operation.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, including through our at-the-market, or ATM, program, debt financings, collaborations, strategic alliances, licensing and grant arrangements and other marketing or distribution arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital and maintain liquidity may be adversely impacted by potential worsening global economic conditions and the ongoing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflationary pressures among other macroeconomic concerns. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, pandemics or other public health challenges, political instability and military or other conflicts, including Russia’s invasion of Ukraine and the potential for a wider European or global conflict, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may negatively impact our supply chain, manufacturing costs or productivity, the economies in geographies in which we operate, or our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. It may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, our insurance may not be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, such as a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including supply chain disruptions, labor shortages and persistent inflation, could also strain our suppliers, possibly resulting in supply disruption, and could negatively impact our access to liquidity and banking relationships. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

A portion of our manufacturing of our lead product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently and expect to continue to contract manufacturing operations to third parties, and clinical quantities of our lead product candidates inupadenant and belrestotug are manufactured by these third parties outside the United States, including in China. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, a pandemic or other public health challenges, or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China and in 2017, the United States proposed tariffs of 25% on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

At June 30, 2023, we had an estimated cumulative carry forward tax losses of $44.4 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the parent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. During the three months ended June 30, 2023, we did not receive cash under the belrestotug grant and the inupadenant grant.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions, including through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements, at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock. In addition, such sales, or the perception that such sales may occur, could cause our stock price to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement, our stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 63.2% of our outstanding voting stock as of June 30, 2023. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action; and
•
the authority of our board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We are currently subject to compliance with Section 404(a) of the Sarbanes-Oxley Act, and have implemented a framework of internal controls to comply with this regulation. We have structured our finance team with finance and accounting personnel with certain skill sets that we need as a public company. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*#	Consulting Agreement between the Registrant and Detlev Biniszkiewicz effective as of June 13, 2023

10.2*#	Consulting Agreement between the Registrant and Joanne Jenkins Lager effective as of July 21, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

iTeos Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2023	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)