Form 10-Q
period 2023-09-30
iTeos Therapeutics, Inc.
filed 2023-11-07
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 35,784,958 shares of common stock, $0.001 par value per share, outstanding.

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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$204,134	$284,803
Short-term investments (amortized cost of $395,803)	394,893	328,359
Grants receivable	—	1,001
Refundable income taxes	6,312	1,434
Prepaid expenses and other currents assets	13,789	12,701
Total current assets	619,128	628,298
Property and equipment, net	3,330	2,121
Long-term investments (amortized cost of $46,216)	45,897	118,225
Research and development tax credits receivable	2,231	1,128
Restricted cash	267	235
Right of use assets	5,913	4,652
Other assets	878	332
Total assets	$677,644	$754,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,419	$7,662
Accrued expenses and other current liabilities	22,049	19,727
Deferred income	1,638	1,180
Deferred revenue	-	12,595
Lease liabilities	1,117	836
Total current liabilities	28,223	42,000
Grants repayable, net of current portion	6,417	6,622
Lease liabilities, net of current portion	4,812	3,837
Unrecognized tax benefits	39,930	39,200
Total liabilities	79,382	91,659
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 35,784,958 and 35,611,219 shares issued and outstanding, respectively	36	36
Additional paid-in capital	456,299	435,665
Accumulated other comprehensive loss	(13,256)	(9,644)
Retained earnings	155,183	237,275
Total stockholders’ equity	598,262	663,332
Total liabilities and stockholders’ equity	$677,644	$754,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive income (loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue:
License and collaboration revenue	$—	$19,487	$12,595	$213,725
Total revenue	—	19,487	12,595	213,725
Operating expenses:
Research and development expenses	30,638	23,932	85,523	71,938
General and administrative expenses	12,642	10,760	38,027	32,846
Total operating expenses	43,280	34,692	123,550	104,784
(Loss) income from operations	(43,280)	(15,205)	(110,955)	108,941
Other income and expenses:
Grant income	631	414	2,165	1,052
Research and development tax credits	417	284	1,146	830
Interest income	8,039	3,243	23,932	4,393
Other income (expense), net	771	9,278	2,870	10,774
(Loss) Income before income taxes	(33,422)	(1,986)	(80,842)	125,990
Income tax (expense) benefit	1,181	2,977	(1,249)	(49,791)
Net (loss) income	$(32,241)	$991	$(82,091)	$76,199
Basic net (loss) income per common share	$(0.90)	$0.03	$(2.30)	$2.14
Diluted net (loss) income per common share	$(0.90)	$0.03	$(2.30)	$2.01
Weighted-average common shares outstanding - basic	35,783,160	35,575,323	35,756,295	35,538,700
Weighted-average common shares outstanding - diluted	35,783,160	37,655,740	35,756,295	37,852,241

Net (loss) income	$(32,241)	$991	$(82,091)	$76,199
Foreign currency translation adjustments	(736)	(9,816)	(2,638)	(11,107)
Unrealized gain (loss) on available-for-sale securities	646	—	(975)	—
Comprehensive (loss) income	$(32,331)	$(8,825)	$(85,704)	$65,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2021	35,466,001	$35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation	—	—	4,193	—	—	4,193
Common stock issued upon exercises of options	50,911	1	332	—	—	333
Currency translation adjustment	—	—	—	(550)	—	(550)
Net income	—	—	—	—	69,582	69,582
Balance at March 31, 2022	35,516,912	$36	$417,705	$(1,568)	$210,205	$626,378
Stock-based compensation	—	—	5,760	—	—	5,760
Common stock issued upon exercises of options	58,411	—	278	—	—	278
Currency translation adjustment	—	—	—	(741)	—	(741)
Net income	—	—	—	—	5,626	5,626
Balance at June 30, 2022	35,575,323	$36	$423,743	$(2,309)	$215,831	$637,301
Stock-based compensation	—	—	5,723	—	—	5,723
Currency translation adjustment	—	—	—	(9,816)	—	(9,816)
Net income	—	—	—		991	991
Balance at September 30, 2022	35,575,323	$36	$429,466	$(12,125)	$216,822	$634,199

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized loss on available-for-sale securities	—	—	—	102	—	102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	36	$442,050	$(11,548)	$221,724	$652,262
Stock-based compensation	—	—	6,964	—	—	6,964
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	21,292	—	218	—	—	218
Currency translation adjustment	—	—	—	104	—	104
Unrealized loss on available-for-sale securities	—	—	—	(1,722)	—	(1,722)
Net loss	—	—	—	—	(34,300)	(34,300)
Balance at June 30, 2023	35,781,919	36	$449,232	$(13,166)	$187,424	$623,526
Stock-based compensation	—	—	7,057	—	—	7,057
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	3,039	—	10			10
Currency translation adjustment	—	—	—	(736)	—	(736)
Unrealized gain on available-for-sale securities				646		646
Net loss	—	—	—		(32,241)	(32,241)
Balance at September 30, 2023	35,784,958	36	$456,299	$(13,256)	$155,183	$598,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(82,091)	$76,199
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	671	580
Stock-based compensation	19,828	15,676
Non-cash: Net accretion of available-for-sale debt securities	(8,042)	-
Change in operating lease right-of-use assets	(6)	7
Changes in operating assets and liabilities:
Grants receivable	1,016	(903)
Research and development tax credits receivable	(1,135)	(340)
Refundable income taxes	(4,900)	7,544
Prepaid expenses and other current assets	(1,653)	878
Accounts payable	(4,581)	5,403
Accrued expenses and other liabilities	2,290	(4,111)
Income tax payable	-	4,597
Deferred income	477	295
Deferred revenue	(12,595)	(213,725)
Unrecognized tax benefits	730	23,880
Net cash used in operating activities	(89,991)	(84,020)
Cash flows from investing activities
Purchases of investments	(193,510)	-
Proceeds from maturities of investments	206,265	-
Purchase of property and equipment	(1,570)	(821)
Purchase of other assets	(83)	(121)
Net cash provided by (used in) investing activities	11,102	(942)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	806	610
Net cash provided by financing activities	806	610
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,554)	(12,014)
Net decrease in cash, cash equivalents and restricted cash	(80,637)	(96,366)
Cash, cash equivalents and restricted cash at beginning of period	285,038	848,835
Cash, cash equivalents and restricted cash at end of period	$204,401	$752,469
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$320	$124
Operating lease liabilities arising from obtaining right-of-use assets	1,782	215
Unrealized loss on available-for-sale securities	(975)	-
Supplemental disclosure of cash flows
Cash paid for taxes	5,491	13,770

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

The Company continues to progress research programs focused on additional targets that complement its TIGIT and A2AR programs or address additional immunosuppressive pathways. EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and is enrolling patients in its Phase 1 trial of EOS-984.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company earned income during 2022, which equaled net income of $96.7 million for the year ended December 31, 2022. The Company had a net loss of $32.2 million for the three months ended September 30, 2023, and a net loss of $82.1 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had retained earnings of $155.2 million. As of November 7, 2023, the issuance date of the condensed consolidated financial statements for the period ended September 30, 2023, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

On May 10, 2023 the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $125.0 million from time to time through Cowen acting as agent. Pursuant to the Sales Agreement, sales of the Company’s common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company is not obligated to make any sales of common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No 333- 271793), which became effective on May 19, 2023 and the prospectus relating to such offering. Under the Sales

Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2023, the Company had not sold any shares of common stock pursuant to the Sales Agreement.

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$193,535	$-	$-	$193,535
U.S. government agency bonds	-	274,462	-	274,462
U.S. treasury bonds	88,865	-	-	88,865
Corporate debt securities	-	77,463	-	77,463
Totals	$282,400	$351,925	$-	$634,325

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$92,850	$-	$-	$92,850
U.S. government agency bonds	-	267,748	-	267,748
U.S. treasury bonds	186,477	-	-	186,477
Corporate debt securities	-	5,349	-	5,349
Totals	$279,327	$273,097	$-	$552,424

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2023 and 2022.

The Company's fixed income securities held as of September 30, 2023 and December 31, 2022 are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	September 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$275,476	$7	$(1,021)	$274,462
U.S. treasury bonds	88,978	-	(113)	88,865
Corporate debt securities	77,565	2	(104)	77,463
Totals	$442,019	$9	$(1,238)	$440,790

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$254,881	$87	$(211)	$254,757
U.S. treasury bonds	186,496	19	(37)	186,478
Corporate debt securities	5,358	-	(9)	5,349
Totals	$446,735	$106	$(257)	$446,584

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	September 30, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$395,803	$394,893
Due after one year through five years	46,216	45,897
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$442,019	$440,790

	December 31, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$328,405	$328,359
Due after one year through five years	118,330	118,225
Due after five years through ten years	-	—
Due after ten years	-	—
Total	$446,735	$446,584

There were no securities with expected credit losses or non-credit related impairment as of September 30, 2023 and December 31, 2022. There were no sales of securities which resulted in a realized loss during the three and nine months ended September 30, 2023. The Company recognized $5.4 million of interest income earned from its available-for-sale debt securities and money market funds during the three months ended September 30, 2023, and $15.9 million during the nine months ended September 30, 2023. The Company recognized $2.7 million of accretion on its available-for-sale debt securities during the three months ended September 30, 2023, and $8.1 million during the nine months ended September 30, 2023. The accretion recognized was recorded to interest income during these periods.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Scientific equipment	$3,099	$3,008
Furniture & office equipment	1,390	1,332
Leasehold improvements & assets under construction	2,855	1,238
Total	7,344	5,578
Accumulated depreciation and amortization	(4,014)	(3,457)
Property & equipment, net	$3,330	$2,121

Depreciation and amortization expense was $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.7 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued clinical trial costs	$14,134	$13,496
Accrued personnel costs	6,227	5,635
Accrued professional fees	568	64
Accrued other	1,120	532
Total accrued expenses and other current liabilities	$22,049	$19,727

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

Through September 30, 2023, the Company has paid a total of $5.4 million to Adimab relating to milestones under the Adimab Agreement. The Company did not make any additional payments to Adimab in the three and nine months ended September 30, 2023 as no milestones have been achieved during the quarter or year. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three and nine months ended September 30, 2023, the Company recorded to research and development expense $11.4 million and $28.1 million, respectively, related to the cost-sharing provisions of the GSK Collaboration Agreement. $6.4 million of these costs are payable to GSK, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2023. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of September 30, 2023, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company did not recognize any revenue during the three months ended September 30, 2023, as the entirety of the revenue relating to the GSK Collaboration agreement was recognized in Q1 2023. During the nine months ended September 30, 2023, the Company recognized revenue totaling $12.6 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of September 30, 2023, and there was $12.6 million of deferred revenue as of December 31, 2022.

Contract Costs

The Company incurred $6.8 million of capitalizable costs to obtain the contract. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses is $7.3 million under these grants.

Grants which include an obligation to repay

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $20.0 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region (RCA-2) for up to $4.6 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of September 30, 2023, or December 31, 2022. For the RCA-2, the Company recorded a royalty accrual of $0.8 million as of September 30, 2023, and $0.8 million as of December 31, 2022, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the nine months ended September 30, 2023 and 2022, and end of period balances as of September 30, 2023, and December 31, 2022:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Cash received	$—	$—	$—	$—	$3,542	$473	$3,542	$473
Grant income	$—	$364	$—	$480	$2,165	$208	$2,165	$1,052
Grants receivable at the end of the period	$—	$5	$—	$—	$—	$996	$—	$1,001
Grants repayable at the end of the period	$5,662	$5,665	$1,303	$1,312	$—	$—	$6,965	$6,977

As of September 30, 2023 and December 31, 2022, $0.5 million and $0.4 million of the grants repayable was included in accrued expenses and other current liabilities and the remaining balance was included in the grants repayable, net of current portion in the condensed consolidated balance sheet.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2022 under the Amended 2020 Plan was 7,335,355 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2023, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,780,560. The number of shares of common stock reserved for issuance as of September 30, 2023 under the Amended 2020 Plan was 9,115,915.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of September 30, 2023 under the 2020 ESPP was 650,191. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2023. There were no shares issued under the 2020 ESPP during the three months ended September 30, 2023. 15,052 shares were issued under the 2020 ESPP during the nine months ended September 30, 2023. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options relating to the ESPP shares purchased in the nine months ended September 30, 2023 was $7.65. The estimated fair value of the purchase options for the offering period that was open during the three months ended September 30, 2023 was $6.64 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,809	$1,127	$4,694	$2,883
General and administrative	5,248	4,596	15,134	12,793
Total stock-based compensation expense	$7,057	$5,723	$19,828	$15,676

Of the $7.1 million of stock-based compensation expense recognized during the three months ended September 30, 2023, $6.8 million related to stock options, $0.2 million related to restricted stock units, and $0.1 million related to ESPP awards. Of the $19.8 million of stock-based compensation expense recognized during the nine months ended September 30, 2023, $19.1 million related to stock options, $0.6 million related to restricted stock units, and $0.1 million related to ESPP awards.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	6,401,987	$18.50	7.1
Granted	1,970,131	16.15
Forfeited	(229,714)	25.33
Exercised	(154,937)	3.86
Outstanding as of September 30, 2023	7,987,467	$18.01	6.7	$16,181
Exercisable at September 30, 2023	4,474,638	$15.60	5.6	$14,373

The weighted-average grant-date fair value of options awarded during the nine months ended September 30, 2023 and 2022 was $12.35 per share and $24.06 per share, respectively. As of September 30, 2023, there was a total of $51.2 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.4 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options:
Risk-free interest rate	4.11% - 4.20%	2.65% - 3.38%	3.46% - 4.22%	1.37% - 3.38%
Expected term (in years)	6	6	5.5 - 6	5.5 - 6
Expected volatility	82%	93%	82% - 96%	86% - 93%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$13.36 - $13.81	$20.87 - $24.09	$13.36 - $21.15	$17.50 - $46.56
ESPP Awards:
Risk-free interest rate	5.44%	-	5.44%	-
Expected term (in years)	0.5	-	0.5	-
Expected volatility	95%	-	95%	-
Expected dividend yield	0%	-	0%	-
Estimated fair value of common stock	$15.85	-	$15.85	-

Restricted Stock Units

The Company issued restricted stock units during the nine months ended September 30, 2023, which vest over a two-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2022	10,000	$35.86
Issued	83,500	20.00
Vested	(3,750)	35.86
Cancelled	—	—
Unvested as of September 30, 2023	89,750	$21.10

As of September 30, 2023, there was $1.4 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.5 years.

Note 9. Income taxes

The following table presents the income (loss) before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Domestic	(20,393)	(18,622)	(56,577)	(58,590)
Foreign	(13,029)	16,636	(24,265)	184,580
(Loss) income before income tax expense	(33,422)	(1,986)	(80,842)	125,990
Income tax expense	1,181	2,977	(1,249)	(49,791)
Effective tax rate	3.5%	149.9%	(1.5)%	39.5%

The Company's effective tax rates were 3.5% and (1.5)% for the three and nine months ended September 30, 2023, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The effective tax rates for the three and nine months ended September 30, 2022 were higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code. The Company recorded an additional liability of $23.9 million during the nine months ended September 30, 2022, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S., and reduced the unrecognized tax liability by $1.6 million during the three months ended September 30, 2022.

The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. The additional recognition of revenue under that agreement increased the liability for the uncertain tax positions. The unrecognized tax benefits increased by $0.7 million during the three and nine months ended September 30, 2023, related to the accrual of interest expense on the liability. As of September 30, 2023, the Company had accrued interest and penalties relating to uncertain tax positions of $2.9 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2023. The increase in the unrecognized tax benefits during the three and nine months ended September 30, 2022 was caused by the recognition of additional revenue, and the resulting income, during those periods under the GSK Collaboration Agreement.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of September 30, 2023 and December 31, 2022, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited ("WuXi") (the "WuXi Agreement"). The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of September 30, 2023 and December 31, 2022, there are no minimum commitments under the WuXi Agreement. Additionally, as of September 30, 2023 and December 31, 2022, there are no royalties or milestones payable.

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
•
A July 2023 lease for 816 square meters of laboratory space in Gosselies, Belgium, which will commence in the fourth quarter of 2023 and will terminate five years from the commencement date. There is no option within the lease agreement to extend the termination date.
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

Rent expense was $0.3 million for the three months ended September 30, 2023 and 2022, and $0.9 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes lease terms and discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	4.7	5.0
Weighted-average discount rate	4.76%	4.79%

The following table summarizes the cash flow and other information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$723	$38	$1,782	$215
Operating cash flows used in operating leases	$316	$185	$865	$669

As of September 30, 2023, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2023 and the future years thereafter (in thousands):

Year ending December 31:
2023	$344
2024	1,372
2025	1,341
2026	1,310
2027	820
Thereafter	1,195
Total lease payments	6,382
Less: interest	(453)
Total lease liability	$5,929
Lease liabilities, current	$1,117
Lease liabilities, net of current portion	$4,812

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of September 30, 2023 and December 31, 2022, the Company had $125 thousand and $92 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of September 30, 2023.

Note 12. Net income (loss) per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. For the period ending September 30, 2022, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method. For the period ending September 30, 2023, the common stock equivalents were excluded from the calculation of net income (loss) per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net (loss) income per share	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net (loss) income attributable to common stockholders	$(32,241)	$991	$(82,091)	$76,199
Denominator
Weighted-average shares used in compute net (loss) income per share, basic	35,783,160	35,575,323	35,756,295	35,538,700
Effect of dilutive securities	—	2,080,417	—	2,313,541
Weighted-average shares used to compute net (loss) income per share, diluted	35,783,160	37,655,740	35,756,295	37,852,241
Net (loss) income per share:
Basic	$(0.90)	$0.03	$(2.30)	$2.14
Diluted	$(0.90)	$0.03	$(2.30)	$2.01

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

In partnership with GSK, we are conducting multiple clinical trials with belrestotug, including GALAXIES LUNG-201, a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)), or dostarlimab, with belrestotug in patients with first line non-small cell lung cancer (NSCLC), and GALAXIES-H&N-202, a randomized Phase 2 trial assessing the doublet dostarlimab with belrestotug and novel triplets in patients with PD-L1 positive recurrent/metastatic head and neck squamous cell carcinoma (HNSCC). In addition, we are enrolling patients with first-line advanced or metastatic HNSCC for the Phase 2 expansion part of the trial assessing the doublet of dostarlimab with belrestotug. We and GSK continue to explore the addition of chemotherapy and two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK's anti-PVRIG.

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

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials following encouraging single-agent activity in Phase 1. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. As part of this monotherapy assessment of inupadenant, we identified a potential predictive biomarker and we have completed enrolling patients in the biomarker cohort of the ongoing Phase 1b/2a trial. In addition, we are also enrolling patients in the dose escalation portion

(Part 1) of the ongoing two-part Phase 2 trial in post-IO metastatic non-squamous NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

EOS-984 is a clinical development program that targets a novel mechanism in the adenosine pathway. The Company completed Investigational New Drug Application-enabling activities, including toxicity studies, and is enrolling patients in its Phase 1 trial of EOS-984.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through September 30, 2023, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents, which totaled $204.1 million, and available-for-sale securities, which totaled $440.8 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. As of the date of this Quarterly Report on Form 10-Q, we have not pursued any additional targets under the Amended Adimab Agreement that could potentially result in such milestone payments. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through September 30, 2023, we have paid a total of $5.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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

The following table summarizes our principal product development programs, including direct research and development expenses allocated to each clinical product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Direct research and development expenses by program:
Belrestotug	$11,939	$8,751	$31,146	$25,980
Inupadenant	5,059	4,672	14,455	20,144
Other programs	4,035	4,182	11,873	7,919
Indirect research and development expenses (1)	9,605	6,327	28,049	17,895
Total research and development expense	$30,638	$23,932	$85,523	$71,938

(1)
These costs are deployed across multiple development programs, which include belrestotug, inupadanent, EOS-984, and other programs, and are not separately classified. The majority of these costs are employee related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the dollar change in those items:

	Three Months Ended September 30,		Period to period
(in thousands)	2023	2022	change
Revenue:
License and collaboration revenue	$—	$19,487	$(19,487)
Total Revenue	—	19,487	(19,487)
Operating expenses:
Research and development expenses	30,638	23,932	6,706
General and administrative expenses	12,642	10,760	1,882
Total operating expenses	43,280	34,692	8,588
Loss from operations	(43,280)	(15,205)	(28,075)
Other income and expenses:
Grant income	631	414	217
Research and development tax credits	417	284	133
Interest income	8,039	3,243	4,796
Other income (expense), net	771	9,278	(8,507)
Loss before income taxes	(33,422)	(1,986)	(31,436)
Income tax (expense) benefit	1,181	2,977	(1,796)
Net (loss) income	$(32,241)	$991	$(33,232)

License and collaboration revenue

There was no license and collaboration revenue recognized for the three months ended September 30, 2023, as the remainder of revenue recognized in connection with the GSK collaboration was recognized in the first quarter of 2023. The decrease of $19.5 million compared to the three months ended September 30, 2022 is due entirely to less revenue recognized relating to the GSK Collaboration Agreement. Significantly more of the performance obligation had been completed in the three months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $6.7 million to $30.6 million for the three months ended September 30, 2023, from $23.9 million for the three months ended September 30, 2022. This increase was primarily related to an increase of $1.5 million of payroll and related costs to support our continued growth, a $2.3 million increase in professional fees and expenses, a $0.7 million increase in stock-based compensation, a $2.7 million increase in clinical expenses, and an increase of $0.6 million related to facilities and other R&D expenses. These increases were partially offset by a $1.0 million decrease in laboratory expenses and a $0.1 million decrease in collaboration milestone payments.

General and administrative expenses

General and administrative expenses increased by $1.9 million to $12.6 million for the three months ended September 30, 2023 from $10.8 million for the three months ended September 30, 2022. This increase was primarily related to a $1.0 million increase in professional fees and expenses, a $0.5 million increase in payroll and related costs, a $0.7 million increase in stock-based compensation, a $0.2 million increase in commercial related activities, and a $0.3 million increase related to various other general and administrative expenses. These increases were partially offset by a decrease in recruiting expenses of $0.8 million.

Grant income

Grant income increased by $0.2 million to $0.6 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022. The increase was due primarily to income received from two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income increased by $4.8 million to $8.0 million for the three months ended September 30, 2023 from $3.2 million for the three months ended September 30, 2022. The increase in interest income of $4.8 million is due to interest earned on the Company's purchase of $445.0 million of fixed income securities in the fourth quarter of 2022. The Company did not hold any fixed income securities in the three months ended September 30, 2022. The increase was also in part due to significant increases in the interest rate environment since the quarter ended September 30, 2022.

Other income (expense), net

The $8.4 million decrease in other income (expense), net in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily due to the foreign currency exchange gains recorded in the three months ended September 30, 2022. The U.S. Dollar had strengthened relative to the Euro in the first nine months of the prior year. The U.S. Dollar has weakened in the current year quarter relative to the exchange rates observed in the prior year quarter. There was no significant foreign currency exchange gain in the three months ended September 30, 2023.

Income tax expense

The Company's effective tax rate was 3.5% for the three months ended September 30, 2023. The rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The effective tax rate of 149.9% for the three months ended September 30, 2022 was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to period
(in thousands)	2023	2022	change
Revenue:
License and collaboration revenue	$12,595	$213,725	$(201,130)
Total revenue	12,595	213,725	(201,130)
Operating expenses:
Research and development expenses	85,523	71,938	13,585
General and administrative expenses	38,027	32,846	5,181
Total operating expenses	123,550	104,784	18,766
(Loss) income from operations	(110,955)	108,941	(219,896)
Other income and expenses:
Grant income	2,165	1,052	1,113
Research and development tax credits	1,146	830	316
Interest income	23,932	4,393	19,539
Other income (expense), net	2,870	10,774	(7,904)
(Loss) income before income taxes	(80,842)	125,990	(206,832)
Income tax expense	(1,249)	(49,791)	48,542
Net (loss) income	$(82,091)	$76,199	$(158,290)

License and collaboration revenue

License and collaboration revenue of $12.6 million recognized for the nine months ended September 30, 2023 related to the remainder of the upfront payment for the GSK Collaboration Agreement. The $213.7 million recognized in the nine months ended September 30, 2022 was entirely related to the GSK Collaboration Agreement.

Research and development expenses

Research and development expenses increased by $13.6 million to $85.5 million for the nine months ended September 30, 2023, from $71.9 million for the nine months ended September 30, 2022. This increase was primarily related to an increase of $5.9 million in payroll and related costs, a $1.8 million increase in stock-based compensation, an increase of $6.1 million in professional fees, an increase of $2.5 million in clinical expenses, an increase of $0.7 million related to facilities, and a $0.8 million increase in other research and development activities. These increases were partially offset by a $2.2 million decrease in laboratory related expenses and a $2.0 million decrease in collaboration milestone payments. The overall increase was due to an increase in activities related to belrestotug and inupadenant clinical trials. In addition, there was an increase in spending related to our preclinical programs during the nine months ended September 30, 2023.

General and administrative expenses

General and administrative expenses increased by $5.2 million to $38.0 million for the nine months ended September 30, 2023 compared to $32.8 million for the nine months ended September 30, 2022. There was an increase of $1.9 million of payroll and related costs resulting from finance and administrative employees added to support our continuous growth in operations, a $2.3 million increase in stock-based compensation, an increase of $0.9 million related to commercial activities, an increase of $0.8 million in professional fees and expenses, and a $1.0 million increase related to various other general and administrative activities. These increases were offset by a decrease in recruiting fees of $1.7 million.

Grant income

Grant income increased by $1.1 million to $2.2 million for the nine months ended September 30, 2023, from $1.1 million for the nine months ended September 30, 2022. The overall increase in grant income was driven by two new grants from the Walloon Region which began in December 2022. These grants account for the substantial majority of the grant income recognized for the nine months ended September 30, 2023.

Interest income

Interest income increased by $19.5 million to $23.9 million for the nine months ended September 30, 2023 from $4.4 million for the nine months ended September 30, 2022. The increase in interest income of $19.5 million is due to interest earned on the Company's purchase of $445.0 million of fixed income securities in the fourth quarter of 2022. The Company did not hold any fixed income securities in the nine months ended September 30, 2022. The increase was also in part due to significant increases in the interest rate environment since the nine months ended September 30, 2022.

Other income (expense), net

The $7.8 million decrease in other income (expense), net in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to the foreign currency exchange gains recorded in the nine months ended September 30, 2022. The U.S. Dollar had strengthened relative to the Euro in the first nine months of the prior year. The U.S. Dollar has weakened in the first nine months of the current year relative to the exchange rates observed in the prior year quarter. There was no significant foreign currency exchange gain in the nine months ended September 30, 2023.

Income tax expense

The Company's effective tax rate was (1.5)% for the nine months ended September 30, 2023. The rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The effective tax rate of 39.5% for the nine months ended September 30, 2022 was higher than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation, the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime, and capitalized research and development expenses under Section 174 of the Internal Revenue Code.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of September 30, 2023, we had $204.1 million in cash and cash equivalents and $440.8 million in available-for-sale securities. To date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.8 million as of September 30, 2023, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

On May 10, 2023 we entered into the Sales Agreement with Cowen. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $125.0 million from time to time through Cowen acting as agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. We are not obligated to make any sales of common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333- 271793), which became effective on May 19, 2023 and the prospectus relating to such offering. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2023, we had not sold any shares of common stock pursuant to the Sales Agreement.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(89,991)	$(84,020)
Investing activities	11,102	(942)
Financing activities	806	610
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,554)	(12,014)
Net decrease in cash, cash equivalents and restricted cash	$(80,637)	$(96,366)

Net cash used in operating activities

Net cash used in operating activities was $90.0 million during the nine months ended September 30, 2023. The cash usage was primarily due to the net loss of $82.1 million and a net change in operating assets and liabilities of $20.4 million, . The net loss was partially offset by $19.8 million of non-cash stock-based compensation expense and $0.7 million of non-cash depreciation and amortization expense. Net cash used in operating activities was $84.0 million during the nine months ended September 30, 2022, which was driven by a net change in operating assets and liabilities of $176.5 million. The net change in operating assets and liabilities was partially offset by net income of $76.2 million, non-cash stock-based compensation expense of $15.7 million, and $0.6 million of non-cash depreciation and amortization expense.

Net cash provided by investing activities

Net cash provided investing activities increased by $12.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to the purchase of $193.5 million of fixed income securities, offset by $206.3 million of proceeds received upon the maturities of fixed income securities during the nine months ended September 30, 2023. The increase of cash provided by investing activities was also partially offset by the purchase of $1.6 million in property and equipment and other assets.

Net cash provided by financing activities

Net cash provided by financing activities was $0.8 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $2.6 million and $12.0 million reductions of cash, cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022, respectively, were primarily caused by the increase in the euro to dollar exchange rate during those periods.

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

As of September 30, 2023, we had cash and cash equivalents of $204.1 million and available-for-sale securities of $440.8 million. We believe our existing cash and cash equivalents and available-for-sale securities could enable us to fund our operating expenses and capital expenditure requirements through 2026.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of September 30, 2023 and December 31, 2022, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $204.1 million and $284.8 million, respectively. We had available-for-sale fixed income securities of $440.8 million and $446.6 million as of September 30, 2023 and December 31, 2022, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of September 30, 2023, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from September 30, 2023. There are no securities that will mature in a period greater than two years from September 30, 2023. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, pandemics or other public health challenges, political instability and military or other conflicts, including Russia’s invasion of Ukraine, the Israel-Hamas war and the potential for a wider European, middle east or global conflict, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may negatively impact our supply chain, manufacturing costs or productivity, the economies in geographies in which we operate, or our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. It may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, our insurance may not be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party CMOs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, such as a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including supply chain disruptions, labor shortages and persistent inflation, could also strain our suppliers, possibly resulting in supply disruption, and could negatively impact our access to liquidity and banking relationships. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

At September 30, 2023, we had an estimated cumulative carry forward tax losses of $44.4 million in Belgium. Under the current legislation these are available to carry forward and offset against future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the parent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. During the three months ended September 30, 2023, we did not receive cash under the belrestotug grant and the inupadenant grant.

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

Our executive officers, directors, and 5% stockholders beneficially owned 62.9% of our outstanding voting stock as of September 30, 2023. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Consulting Agreement between the Registrant and Joanne Jenkins Lager effective as of July 21, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39401) filed with the Securities and Exchange Commission on August 8, 2023)

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

iTeos Therapeutics, Inc.

Date: November 7, 2023	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: November 7, 2023	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)