Form 10-K
period 2023-12-31
iTeos Therapeutics, Inc.
filed 2024-03-06
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (339) 217 0162

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 1, 2024 was $380.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 35,843,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials of belrestotug, inupadenant, EOS-984 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K and in any subsequent filings with the Securities and Exchange Commission (SEC). If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when or if we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

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

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the principal risk factors detailed in Item 1A:

•
We must complete successful preclinical studies and clinical trials to demonstrate the safety, quality and efficacy of the product candidates before we can begin the commercialization process.
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
•
Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available, and audit and verification procedures are required to validate the quality, reliability and integrity of our data and could result in material changes in the final data.
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
•
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. Failure by these third parties to satisfactorily carry out their contractual duties in compliance with the applicable regulatory requirements or to meet expected deadlines may adversely impact our development programs, business and prospects.
•
We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK (as defined herein) for the global development of belrestotug (also known as EOS-448).
•
We rely on third parties to manufacture our product candidates, and we expect to continue to rely on third parties for the clinical as well as any future commercial supply of our product candidates and other future product candidates. The development of our current and future product candidates, and the commercialization of any approved products, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient clinical or commercial quantities of such product candidates or

v

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
•
Information system failures or unauthorized or inappropriate use of or access to our information systems risk disclosure of confidential or proprietary information, including personal data, and could damage our reputation, and subject us to significant financial and legal exposure.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging our deep understanding of tumor immunology and immunosuppressive pathways, we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer.

We are focused on advancing our innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our three clinical-stage programs target novel, validated immuno-oncology pathways, including the TIGIT/CD226 pathway with TIGIT (T cell immunoreceptor with lg and ITIM domains) and the adenosine pathway with A2AR (adenosine 2A receptor) and ENT1 (equilibrative nucleoside transporter 1).

Our lead antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency, and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, and macrophages, and the promotion of cytokine release and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, we initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, we are enrolling patients in a Phase 2 platform trial assessing belrestotug and GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) in first-line non-small cell lung cancer, or NSCLC. In addition, we are enrolling patients in a Phase 2 platform study assessing the belrestotug and dostarlimab doublet and a triplet with GSK’s anti-CD96 antibody (GSK’608) with first-line, PD-L1 positive advanced or metastatic head and neck squamous cell carcinoma, or HNSCC, and a Phase 2 expansion trial assessing belrestotug and dostarlimab with first-line, PD-L1 positive advanced or metastatic HNSCC. We are also enrolling patients in a Phase 2 expansion trial assessing belrestotug, dostarlimab, and chemotherapy triplet in first-line advanced or metastatic NSCLC. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG antibody (GSK’562).

Our next most advanced program is inupadenant, also known as EOS-850, a next-generation A2AR antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment. We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. In April 2020, we reported preliminary safety data and early evidence of clinical activity as a single agent. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. We also completed enrollment of the Phase 2 monotherapy high biomarker trial in advanced solid tumors. In addition, we are evaluating a salt form of inupadenant in a Phase 1 study.

Our most recent program to initiate clinical trials is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. In November 2023, we announced enrollment completion of the first dose cohort and continued advancement in the dose escalation of the Phase 1 trial in advanced malignancies.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. Our internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology, and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional targets that complement our TIGIT and adenosine pathway programs or address additional immunosuppressive pathways. Our expertise also allows us to integrate a biomarker-rich strategy into our clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

Objectives and Business Strategy

Our vision is to transform the treatment of people living with cancer by creating a broad portfolio of therapies. The key pillars of our strategy to achieve our vision include:

•
Advance the development of our clinical candidates toward registration. In collaboration with GSK, we aim to exploit the broad potential of TIGIT inhibition and advance belrestotug through clinical development and regulatory approval. For the adenosine pathway, our goal is to build upon the differentiated profile of inupadenant and EOS-984 to advance these programs through clinical development and regulatory approval.
•
Leverage our deep understanding of immune pathways and the tumor microenvironment to identify and develop additional novel product candidates. Since our inception, we have established extensive knowledge in immuno-metabolism, characterization of the immunosuppressive mechanisms in the tumor microenvironment, pharmacology, and translational medicine. We will continue to apply our expertise in understanding and targeting immunosuppressive cells and mechanisms of resistance within the tumor microenvironment. Once these new targets are validated, we will use our expertise to develop differentiated clinical candidates to progress in clinical development for the treatment of cancer.
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise to move our product candidates toward commercialization. In June 2021, we entered into the GSK Collaboration Agreement to co-develop and co-commercialize belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us, and we are also eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. By combining forces with GSK and their global reach and leading pipeline in the TIGIT/CD226 pathway, this collaboration expands and accelerates our ability to bring belrestotug to patients globally in multiple indications. In addition, we have and may in the future enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we entered into a non-exclusive, clinical supply agreement with Merck & Co, or Merck, to evaluate inupadenant in combination with pembrolizumab.
•
Maintain a strong culture of innovation and putting patients first. We will continue to nurture our culture, which is based on scientific innovation, collaboration, courage, and putting patients first in everything we do. We believe that our presence in the United States and Belgium is a strategic advantage that enhances our ability to attract global talent and remain at the forefront of innovation in the field of immuno-oncology.

Our Pipeline

The following chart summarizes our current and expected development of our pipeline of therapeutic candidates during 2024.

The promise of immuno-oncology

In recent years, the treatment of cancer has been reshaped by the promise of immuno-oncology therapies. These therapies work to harness the patients’ own immune system to attack their own cancer tissue. The most widely used of these interventions are the immune checkpoint inhibitors (CPIs), with anti-PD-1 antibodies being the most successful immunotherapies. Immune checkpoints are proteins on certain immune cells that regulate the activation, often functioning as on-off switches, of effector cells. The success of these CPIs has demonstrated the potential of harnessing the immune system to treat cancer and increased understanding of the sophisticated mechanisms by which cancer evades the immune system.

Our drug discovery efforts are dedicated to understanding immune resistance pathways with the specific goal of generating differentiated product candidates that restore the immune response against cancer. We currently have three clinical-stage product candidates, belrestotug, inupadenant, and EOS-984, each targeting a key mechanism which may inhibit an effective antitumor immune response: the novel checkpoint TIGIT/CD226 pathway for belrestotug, the adenosine pathway for inupadenant, and EOS-984. We believe that each product candidate has the potential to increase patient responses to immunotherapy, including in patients resistant to currently approved CPIs. We are also using our deep understanding of critical immune resistance pathways to identify new targets and generate additional product candidates that have the potential to be complementary to our current cancer therapies.

Belrestotug

Highlights of Belrestotug

1.
Clinical proof of concept of anti-TIGIT antibodies. Belrestotug is an antibody specifically designed to target TIGIT, a receptor expressed on immune cells, particularly tumor-infiltrating lymphocytes, or TILs. Its main ligands play both inhibitory and stimulatory roles in regulating immune response and are highly expressed in tumors, where they have been shown to mediate immunosuppression. In the TIGIT field, recent randomized Phase 3 and Phase 2 trials in NSCLC of other companies that demonstrated clinical benefit of anti-TIGIT treatment and upcoming readouts of other companies uniquely position anti-TIGIT antibodies as a promising next generation cancer immunotherapy.
2.
An anti-TIGIT with strong antagonist potency. Belrestotug is a recombinant, fully human IgG1 monoclonal antibody directed against human TIGIT that we selected for clinical development based on its favorable characteristics, including affinity, competition with TIGIT ligands CD155 and CD112, cross-reactivity to TIGIT in non-human primates, functionality, and suitability for development. We produced biosimilar versions of anti-TIGIT antibodies, in development by other companies, based on sequences from the patents of Mereo, Genentech, Bristol-Myers Squibb, Merck, and Arcus and compared them to belrestotug in preclinical assays. As compared to these antibodies, belrestotug has similar or higher binding affinity for CD8+ T cells and ability to prevent the interaction between TIGIT and CD155 ligand at minimal concentrations of the antibody. Belrestotug also exhibited stronger potency as determined using an IL-2 promoter-dependent functional assay. This is the result of our screening studies, during which we observed that functional activity can be independent of affinity, and selection of a clone that was optimized for both. In preclinical models, we also showed that a surrogate anti-TIGIT antibody, sharing similar characteristics as belrestotug but active in mouse, delayed tumor growth and caused tumor regression both as monotherapy and in combination with other cancer therapies, including anti-PD-1 antibodies. We believe these properties could translate into superior clinical benefit of belrestotug as compared to other anti-TIGIT antibodies in development.

3.
An FcγR-activating anti-TIGIT antibody to restore anti-tumor activity via multiple mechanisms. Belrestotug is designed to restore immune responses through multiple mechanisms. First, belrestotug is designed to block the binding of the ligands, CD155 and CD112, to TIGIT, which frees these ligands to bind to the stimulatory receptor, CD226, expressed both on NK and T cells, resulting in activation of these immune cells and in immune-mediated killing of tumor cells. Second, as the antibody has been designed as a fully functional IgG1, belrestotug can engage Fcγ receptors expressed on dendritic cells, natural killers, and macrophages leading to pro-inflammatory signal and enhanced immune activation. Third, these activated macrophages and NK cells can induce ADCC and directly kill the cells expressing the highest level of TIGIT in the tumor microenvironment, which are the immunosuppressive regulatory T cells (Tregs) and the terminally exhausted T cells that are detrimental to an effective antitumor immune response. With those multiple mechanisms of action, belrestotug is well suited to improve the balance of effector versus suppressive immune cells and restore the antitumor immune response, particularly in combination with other immunotherapies.
4.
Belrestotug demonstrates strong target engagement and early sign of activity in patients. Belrestotug is currently under clinical development and early clinical trials have demonstrated strong target engagement in patients treated with different concentration of the drug. Early clinical data suggest that proliferation markers are increased in T cells of treated patients while suppressive regulatory T cells are strongly depleted from the blood and in the tumor after the initial dosing with belrestotug. In addition, multiple patients have experienced prolonged disease stabilization and some regression of tumor size was observed in subjects treated with the drug as single agent. Belrestotug is currently tested in multiple studies and in multiple combinations with the goal of expanding its antitumor potential.

Belrestotug: Enhanced Anti-tumor Response Through TIGIT-targeted Multimodal Immune Activation

TIGIT inhibition
EOS-448
T cell or NK cell
TIGIT
CD112
TIGIT
EOS-448
CD226
CD155
Tumor cell
Belrestotug (EOS-448)
A potent and highly selective IgG1 antibody targeting TIGIT and designed to solicit multiple mechanisms of immune activity
High affinity TIGIT-binding domains
PRIMARY MECHANISM
SECONDARY MECHANISM
Functional Fc domain binds to FcγR
Preferential Treg depletion
Treg
EOS-448
TIGIT
FcγR
NK cell or macrophage
Treg
NK cell or macrophage
ADCC
T cell or NK cell
Tumor cell
Tumor-specific T cell activation
Tumor cell death
Proinflammatory cytokine release
T cell
Augmented immune response

We believe that belrestotug has the potential to provide therapeutic benefit to patients across a wide array of tumors. Combination experiments in preclinical models suggest that combining belrestotug with a number of other immuno-oncology agents and chemotherapy regimens may lead to improved outcomes.

Inupadenant

Inupadenant, is a small molecule A2AR antagonist engineered to specifically inhibit the adenosine-mediated immunosuppressive activity found in the tumor microenvironment. Adenosine is a potent immunosuppressive metabolite which primarily exerts its immunosuppressive effects through the A2AR, a receptor found on a broad range of immune cells in the tumor microenvironment, and is generated in response to proinflammatory stimuli, such as cellular stress initiated by hypoxia and cell necrosis in the tumor. This cellular stress leads to the release of ATP, which is then converted into adenosine by adenosine producing enzymes such as CD39 and CD73.

Inupadenant is designed to release adenosine-driven immunosuppression, ultimately allowing T cells to kill their tumor targets. Unlike other A2AR classic competitive antagonists in immuno-oncology, inupadenant has an insurmountable profile, specifically designed to maintain potency even in very high concentrations of adenosine found in tumor tissue. We believe that elevated levels of adenosine in the tumor microenvironment may be a modulator of resistance to current cancer therapies, including both CPIs and chemotherapy. High activity of soluble CD73 is associated with poor overall survival and progression free survival (PFS) in patients with metastatic melanoma treated with nivolumab, an anti-PD-1 checkpoint inhibitor. An association between high adenosine blood concentrations and lack of response to nivolumab has been shown in a clinical trial of renal cell cancer patients conducted by others. In this trial, patients who failed to respond to nivolumab had significantly higher blood adenosine levels than those who responded, both at baseline (158% higher) and at four weeks after initiation of treatment (138% higher). Patients with baseline adenosine levels in the top quartile also had a significantly worse PFS. These data further support our belief that adenosine plays an important role in resistance to CPIs such as nivolumab. Additional data support a potential role in chemotherapy-induced resistance, as chemotherapy has been shown in some cases to increase the production of adenosine in the tumor microenvironment and some chemotherapeutics induce adenosine-mediated immunosuppression that may limit the efficacy of these therapies.

Differentiation of inupadenant

We believe inupadenant has three key characteristics that provide the molecule with a unique profile and potential advantages in clinical settings when compared to other A2AR antagonists currently in development:

1.
High affinity for A2AR and insurmountable antagonism. Adenosine is widely accepted as a driver of immunosuppression in cancer tissue. What is less appreciated is the fact that the immunosuppression is driven by very high concentrations of adenosine – concentrations that can be in the high micromolar range. To overcome these very high concentrations we have designed inupadenant to be an insurmountable antagonist, a drug which is capable of potently blocking the A2A receptor at any concentration of adenosine. Inupadenant achieves this through a combination of affinity and an extended residence time, the length of time the drug remains bound to its receptor. In in vitro studies, we assessed this characteristic in functional T cell assays and compared inupadenant to a range of competitor antagonists. In these assays, we observed that at low adenosine concentrations, inupadenant was the most potent antagonist of the A2AR antagonists we tested, and most notably, when compared to other antagonists developed by competitors, the potency of inupadenant was not reduced at the high adenosine concentrations typically found in the tumor microenvironment.
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

EOS-984

EOS-984 is a potentially first-in-class small molecule focused on a novel mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. Our significant expertise in tumor immunology and the tumor microenvironment enabled us to identify this mechanism. In preclinical studies, addition of ATP as a source of adenosine at a concentration of 100µM completely blocked CD8+ T cell proliferation in vitro. The ENT1 inhibitor EOS-984 has the potential to block adenosine uptake into the T cell and restore their expansion and tumor cell killing activity, and can work in combination with inupadenant and other standards of care.

Collaborations and Licenses

Collaboration and License Agreement with GSK

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, referred to as Licensed Products, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States.

Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones, none of which have been achieved to date. Within the collaboration, GSK and we agreed to share responsibility and costs for the global development of belrestotug and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. We and GSK intend to develop belrestotug in combination with certain other oncology assets of GSK, and we will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations together with GSK. Subject to certain limited exceptions, other than under the GSK Collaboration Agreement, we and GSK each agreed not to, alone or with or for any Third Party, (i) develop a monospecific, monoclonal antibody that inhibits or is an antagonist of TIGIT through direct physical interaction for a period of time following the first regulatory approval of a Licensed Product in the United States, Germany, France, United Kingdom, Spain, or Italy or (ii) commercialize any such a product during the term of the GSK Collaboration Agreement. Unless terminated earlier in certain specified circumstances, the GSK Collaboration Agreement will continue for so long as we and GSK are commercializing Licensed Products in the United States.

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

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met, and we paid $0.2 million in April 2017. Upon our exercise of an option for an exclusive development and commercialization license, with respect to a target, we are required to make a low single digit million-dollar payment to Adimab for each exercised option. For example, in August 2018 and in February 2024, we paid a total of $2.0 million in nonrefundable fees to exercise options to acquire certain licenses from Adimab ($1.0 million for each option). One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In addition, on a per target basis, we may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. We will pay Adimab low to mid-single-digit royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, we have paid a total of $6.4 million to Adimab pursuant to the collaboration agreement.

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

WuXi manufacturing agreement

In March 2017, we entered into a biologics master services agreement with WuXi Biologics (Hong Kong) Limited, or WuXi, which we refer to as the WuXi Agreement. The WuXi Agreement provides for IND-enabling CMC development and GMP manufacturing of belrestotug on a work order basis. Under the WuXi Agreement, we are obligated to pay WuXi a service fee in the amount specified in each work order associated with the agreement for the provision of services. If we manufacture all of our commercial supplies of belrestotug with a manufacturer other than WuXi, we must pay to WuXi either a low single-digit royalty fee on global net sales or a one-time milestone payment in the low tens of millions.

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

For our anti-TIGIT antibody, belrestotug, we are aware of several pharmaceutical companies developing antibodies against this target, including Astrazeneca, Bristol-Myers Squibb (with partner Agenus), Merck, Mereo Biopharma Group plc, Roche/Genentech, Beigene, Ltd., Arcus (with partner Gilead), Innovent (with partner Eli Lilly), Merck KGaA, Junshi and Compugen Ltd. To our knowledge, no anti-TIGIT antibodies have been approved for commercial sale, and the most advanced antibodies are in Phase 3 clinical trials.

For our small molecule product candidates, inupadenant and EOS-984, we are aware of several other companies that are developing similar targets in the adenosine pathway, including AstraZeneca, Corvus Pharmaceuticals, Merck KGaA, Arcus (with partner Gilead), Riboscience, I-Mab, Oric Pharmaceuticals, Innate Pharma, Akeso, Trishula Therapeutics and Novartis. To our knowledge, there are no small or large molecules targeting the adenosine pathway approved for the treatment of cancer and the most advanced product candidates are in Phase 2 clinical trials.

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

Manufacturing and supply

We currently do not own or operate any manufacturing facilities nor have any plans to do so in the foreseeable future. We rely, and expect to continue to rely, on third-party contract development and manufacturing organizations, or CDMOs, or in the case of belrestotug, our collaborator, GSK, to develop a suitable manufacturing process at scale and produce our small molecule and biologic product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

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

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. With respect to belrestotug, in June of 2021 we entered into a collaboration agreement with GSK in which we agreed to collaborate with GSK on commercialization efforts for belrestotug and related Licensed Products in the United States, and we have granted GSK a license to develop and commercialize belrestotug and related Licensed Products outside of the United States.

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

Intellectual property

As of January 1, 2024, we have two issued United States patents, one issued European patent, one issued Eurasian patent, one issued Japanese patent, one issued Taiwanese patent, and over twenty pending applications in the United States and throughout the world in our TIGIT program portfolio. The patents and pending applications in our TIGIT program portfolio include claims covering belrestotug, its therapeutic use, and manufacture. Not including any potential patent term extension, the issued patents have a natural expiration date in 2038 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2040.

We also have three issued United States Patents, one issued Australian Patent, one issued European Patent, one issued Chinese Patent, as well as several other issued patents globally, and one-hundred pending applications (including Patent Cooperation Treaty applications and provisional patent applications) in our A2AR program portfolio both in the United States and throughout the world. The patents and pending applications in our

A2AR program portfolio include claims covering inupadenant or EOS-984, such as compositions of matter, formulations, methods of treatment, and processes of manufacture. Not including any potential patent term extension, the issued patents have natural expiration dates ranging from 2038 to 2039 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2044.

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

During the development of a new product candidate, sponsors are given opportunities to meet with FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2, and before an application is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for FDA to provide advice on the next phase of development.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, Congress added a requirement for sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. This requirement will apply with respect to clinical investigations for which enrollment commences 180 days after the publication of a final guidance by the FDA on diversity action plans. The statute directs FDA to issue new or revised draft guidance on diversity action plans by the end of 2023, and final guidance within nine months of closing the comment period on such draft guidance. FDA has not yet published new or revised draft guidance.

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

The FDA has 60 days after submission of an NDA or BLA to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the applicant. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA or BLA and respond to the applicant, and six months from the filing date of an original NDA or BLA filed for priority review. A major amendment to an NDA or BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs.

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

For drugs granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. The Food and Drug Omnibus Reform Act of 2022 gave FDA the authority to require, as appropriate, a post-approval study to be underway prior to granting accelerated approval. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless FDA informs the applicant otherwise.

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

In January 2024, the FDA announced that it intends to initiate a reclassification process for most in vitro diagnostics that are currently class III devices, such as in vitro companion diagnostics, into class II, which would allow manufacturers of these tests to seek marketing clearance through the less burdensome premarket notification, or 510(k), pathway. We cannot predict when, or if, FDA will complete the reclassification process it has announced.

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

Other healthcare laws

Our business operations and any current or future arrangements with third-party payors, physicians, other healthcare providers, patients and other individuals and organizations in the health care industry may expose us to healthcare and other laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we may obtain marketing approval. In the United States, federal laws include, without limitation, the following (some of which may be implicated only if we have an approved product):

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
•
The Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples.
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

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws may require the registration of pharmaceutical sales representatives. The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

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

Healthcare reform

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (Healthcare Reform Act), which expanded the health care coverage through Medicaid expansion, implemented the individual mandate for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs.

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates, These changes include caps on Medicare Part D out of pocket costs, Medical Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high price spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden administration released an executive order directing the Department of Health and Human

Services (HHS) to report on how the Center for Medicare and Medicaid Innovation (CMMI) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care .

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Healthcare Reform Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2032. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

As of January 31, 2022, Regulation (EU) No 536/2014 on clinical trials (the CTR), came into effect, and with it, the launch of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials. The CTR is directly applicable in all EU Member States (and so does not require national implementing legislation in each EU Member State). The CTR has simplified the approval process for clinical trials to be carried out in the EU. Rather than applying for a clinical trial authorization in each EU Member State where the trial will be conducted, the CTR provides that one application be submitted centrally, via CTIS, which will then be reviewed by designated NCAs. If successful, the resulting decision arising from the evaluation process would cover all EU Member States concerned by the application. From January 31, 2023, the submission of initial CTA applications for a new clinical trial via CTIS became mandatory. By January 31, 2025, all ongoing trials approved under the CTD must comply with the CTR and information relating to such clinical trials must be recorded in CTIS.

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

In the EU and UK, the statutory regimes applicable to the advertising of medicinal products are supplemented by codes of practice which are developed by trade organizations. Such codes of practice are only binding on companies which are members of the relevant trade organization. However, since they represent the best practice, many non-members choose to abide by these codes of practices too. Transfers of value must be reported according to industry voluntary requirement and statutory requirement. Pursuant to these codes of practice, payments made to physicians must be publicly disclosed. In addition to the industry voluntary requirement, many European countries have moved away from the non-statutory to statutory framework for declaration of transfers of value. In these countries, reporting of transfers of value is required irrespective of whether the company is a member of the national trade association. The UK is currently considering whether disclosure of industry payments to the healthcare sector should be subject to statutory requirements. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, their competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

On April 26, 2023, the European Commission published its proposal to reform EU pharmaceutical legislation which includes the shortening of the minimum period of regulatory data protection for innovative medicines, and market exclusivity for orphan drugs approved in the EU. The legislative timetable for the proposal to be considered by the European Parliament and the European Council has not been adopted in the upcoming European parliamentary election in 2024.

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

In the EEA, orphan drug designation, when confirmed at the time of grant of a marketing authorization, entitles a party to financial incentives such as reduction of fees or fee waivers. If orphan status is maintained at the grant of MA, the medicinal product will attract ten years of market exclusivity. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, MAs may only be granted “similar medicinal products” for the same therapeutic indication if it can be established that: (i) the new product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted and instead a decision is made at the point of MA grant.

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO in circumstances where the medicinal product or the product class is likely to be ineffective or unsafe in part or all of the pediatric population; or the disease or condition occurs only in adult populations or the specific medicinal product does not represent a significant therapeutic benefit over existing treatments in pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative for a pediatric indication to be approved) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. However, the same medicinal product cannot benefit concurrently from both six-month supplementary protection certificate extension and orphan market exclusivity extension.

Brexit and the Regulatory Framework in the United Kingdom

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

In February 2023, the EU and UK reached an agreement, known as the Windsor Framework, on the future of trade with Northern Ireland, which amends certain aspects of the Northern Ireland protocol. Pursuant to the Northern Ireland protocol, different medicinal product regulatory regimes applied in Great Britain (being England, Scotland and Wales) and Northern Ireland. In particular, Northern Ireland was initially bound by EU law concerning medicinal products, whereas Great Britain was not. The Windsor Framework corrects this by disapplying EU pharmaceutical law in Northern Ireland and ensuring regulatory continuity between Great Britain and Northern Ireland. In practice this means that, when these provisions take effect on January 1, 2025, medicinal products destined for sale in both Great Britain and Northern Ireland will be sold under one marketing authorization (MA), and in the same packaging and labelling. As noted above, until December 31, 2023, the MHRA were able to rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization (the so called “EC Decision Reliance Procedure”). Since January 1, 2024, the EC Decision Reliance Procedure has been replaced by the new International Recognition procedure (IRP). The IRP enables the MHRA to take into account assessments provided by the Reference Regulators (as defined in the IRP) from the following countries or regions: Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU for the MHRA will conduct a targeted assessment of IRP applications. The MHRA will retain the authority to reject IRP applications if the evidence provided is considered insufficiently robust.

Data collection in the EEA and UK

The collection and use of personal health data in the EEA, is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances, among other data subject rights, and claim material and non-material damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR requires significant time, resources, and expense, and we may be required to put in place additional mechanisms to ensure compliance with data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

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

General Information: As of December 31, 2023, we had 157 full-time employees, 60 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 125 employees are engaged in research and development activities and 32 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Equity, Diversity and Inclusion: At iTeos, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to work. We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we can make new cures possible is by working together. Among our employees as of December 31, 2023, women represent 58% and men represent 42% of our global workforce. Women represent 49% of the leadership positions at the Director level or above, and our Executive Committee, which represents the most senior leadership positions at the Company, is 33% female.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. These factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects.

Risks related to the development of our product candidates

We must complete successful preclinical studies and clinical trials that demonstrate the safety and efficacy of our product candidates before we can begin the commercialization process.

We are focused on the development of belrestotug, inupadenant, and EOS-984. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard -of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Additionally, our clinical trials, to date, have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, which may introduce study bias. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later placebo-controlled trials. We may also experience events during, or as a result of, clinical trials that could delay and could prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or may require that we modify or amend our clinical trial protocols;

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
•
the FDA or a comparable foreign regulatory authority may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
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

Our development costs also will increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process. We will be required to obtain additional funds to complete clinical trials and prepare for possible commercialization. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our current product candidates and any future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our current product candidates and any future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our current product candidates and any future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Challenges enrolling patients in our clinical trials may delay and prevent completion of clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in our clinical trials. Initiating and continuing clinical trials requires locating, enrolling and retaining sufficient numbers of eligible patients to participate in these trials. Patient enrollment requires initiation of clinical trial sites; accordingly, delays in initiation of sites exacerbate enrollment challenges. Public health challenges may impact our ability to initiate clinical sites and recruit, enroll and retain patients and divert healthcare resources away from clinical trials.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing belrestotug, inupadenant and EOS-984 for use in combination with checkpoint inhibitor immunotherapies and with other therapies and may develop belrestotug, inupadenant, EOS-984 or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. The results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use, which may require us to work with a third party to satisfy such a requirement. Additionally, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and audit and verification procedures are required to validate the quality, reliability and integrity of our data and could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures which are required to validate the quality, reliability and integrity of our data. These factors may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

We may not be able to file IND applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory authority may not permit us to proceed.

The FDA or a comparable foreign regulatory authority may require us to file separate INDs for additional clinical trials we plan to conduct with our current product candidates, belrestotug, inupadenant, and EOS-984. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of public health challenges on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market belrestotug, inupadenant, EOS-984, or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of belrestotug, inupadenant, EOS-984, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
•
favorable coverage and reimbursement from third party payors;
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

•
the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
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
•
also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws may require the registration of pharmaceutical sales representatives. The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options, who may influence the ordering or use of our product candidates, if approved. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws and regulations. If our operations were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. Even if we successfully defend against an action against us for violation of law, the action and our defense could nonetheless cause us to incur significant legal expenses; divert our management’s attention from the operation of our business and otherwise impair our reputation and business.

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

Expanding our business activities outside of the United States, including our clinical trial efforts, subjects us to the FCPA and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Failure by our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, to comply with applicable laws and regulations, particularly given the high level of complexity of these laws could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks related to reliance on third parties

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. Failure by these third parties to satisfactorily carry out their contractual duties in compliance with the applicable regulatory requirements or to meet expected deadlines may delay and increase the costs of our development programs, adversely impacting our business and prospects.

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
•
GSK may fail to meet its obligations under the GSK Collaboration Agreement, to apply sufficient efforts at developing and commercializing belrestotug, or to comply with applicable legal or regulatory requirements;
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

If our CMOs fail to perform their obligations for any reason, or if there are any disruptions at our CMOs, or impacts on our CMOs, due to fire, natural hazards, vandalism, public health challenges, or any other events, our manufacturing capacity could be significantly interrupted. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Belrestotug and inupadenant are each in ongoing Phase 2 clinical trials and EOS-984 is in a Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•
initiating and completing research regarding, and preclinical and clinical development of our product candidates;
•
obtaining marketing approvals for product candidates for which we complete clinical trials;
•
developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•
launching and commercializing our product candidates, either directly or with a collaborator or distributor;
•
obtaining market acceptance of our product candidates as viable treatment options;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates and to conduct IND-enabling studies for additional product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to raise substantial additional capital in connection with our continuing operations.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;
•
the extent to which we develop, in-license or acquire other product candidates and technologies;
•
the number and development requirements of other product candidates we may pursue;
•
the success of the GSK collaboration and any other collaborations;
•
the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
•
the cost of manufacturing our product candidates for clinical trials in preparation for marketing approval and commercialization;

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. Although we conduct our research and development in Belgium, our headquarters with management is located in Massachusetts, and we plan on expanding our clinical development activities in the Boston area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of our competitors have greater financial and other resources, different risk profiles and a longer history in the industry than we do, and may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. For example, our interim Chief Medical Officer is a consultant. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Any or all of these factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our current product candidates or any future product candidates and to grow our business and operations as currently contemplated.

Information system failures or unauthorized or inappropriate use of or access to our information systems risk disclosure of confidential or proprietary information, including personal data, and could damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to collect, process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery, research and development efforts, we collect and use sensitive data, including intellectual property, proprietary or confidential business information, and a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information.

The secure maintenance of this information is critical to our operations, business strategy and reputation. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.

Although we have implemented security measures, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our information technology systems, and those of our contractors and consultants who process information on our behalf or have access to our systems, are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur substantial remediation costs, notification and disclosure obligations to affected individuals and government agencies, regulatory enforcement, potential lawsuits and liability under data protection laws, our reputation may be damaged, and the development and potential commercialization of our product candidates could be delayed, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Compliance with global privacy and data security requirements could result in additional costs and liabilities or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, fines, and other harms which would cause our business and reputation to suffer.

Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increases the costs incurred by us in complying with such laws, which may be substantial. For example, the GDPR, which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, restrictions on the transfer of personal data, requirements that companies allow individuals to exercise data protection rights such as their rights to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and disclosure of significant data breaches to individuals and regulators, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021, the GDPR has been retained in the UK, as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), alongside the UK’s Data Protection Act 2018. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Our efforts to comply with the GDPR, the UK GDPR and other privacy and data protection laws impose significant costs and challenges that are likely to increase over time, and we may be exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Privacy laws and regulations are also expanding in the U.S. Comprehensive state privacy laws are either in effect or have been enacted in a number of states, and similar laws are being considered in several other states, as well as at the federal and local levels. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third-party litigation and regulatory investigations, enforcement, fines, and penalties.

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

A portion of our manufacturing of our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and clinical quantities of our product candidates are currently manufactured by these third parties outside the United States, including in China. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, a pandemic or other public health challenges, or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since some of our manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China, including sanctions on China or any of our China-based third-party manufacturers. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China and in 2017, the United States proposed tariffs of 25% on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our proposed product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in China.

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

Changes in United States federal income tax or Belgian tax laws and regulations could adversely affect our business and financial condition.

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

Our effective tax rates and liability for tax in Belgium, the United States, and other jurisdictions could be adversely affected by changes in tax laws, treaties and regulations, both internationally and domestically, or the interpretation thereof by the relevant tax authorities, including changes to the innovation income deduction, the research and development tax credit, the corporate income tax base, the wage withholding tax incentive for qualified research and development personnel in Belgium and other tax incentives and the implementation of new tax incentives.

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

At December 31, 2023, we had an estimated cumulative carry forward tax losses of $64.1 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit, which can offset the Belgian corporate income tax due or it can be refunded if not used within four subsequent taxable periods. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

We are subject to certain covenants as a result of certain non-dilutive financial support we have received to date.

We have been awarded grants from the Walloon Region, a federal region of Belgium, and the European Union to fund research and development activities. Several of the grants include no obligation to repay the amount received under the grants. We own the intellectual property rights that result from the research programs or with regard to a patent covered by these grants. Subject to certain exceptions, however, we cannot grant to third parties, by way of license, transfer or otherwise, any right to use the patents or research results without the prior consent of the Walloon Region. In addition, certain grants require that we exploit the patent in the countries where the protection was granted and to make an industrial use of the underlying invention. In case of bankruptcy, liquidation or dissolution, the rights to the patents covered by the patent grants will be assumed by the Walloon Region by operation of law unless the grants are reimbursed. Furthermore, we would lose our qualification as a small or medium-sized enterprise, the grants subsidies would terminate and no additional expenses would be covered by such patent grants.

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. We received the last of the payments for each of these grants in the year ended December 31, 2022, and therefore did not receive any payments for these grants in 2023.

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
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to pause or terminate an existing clinical trial;
•
any delay in our regulatory filings or any adverse regulatory decisions, including clinical holds or failure to receive regulatory approval of our product candidates;
•
changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with Cowen and Company LLC (Cowen), dated May 10, 2023 (Sales Agreement), our stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 57.8% of our outstanding voting stock as of December 31, 2023. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy.

We and our third-party service providers, such as CROs, collect, process, transmit, and store sensitive data on our networks and systems, including intellectual property, proprietary or confidential business information, and a variety of personal data.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations.

Our risk management team collaborates with our Chief Information Security Officer, or CISO and our Head of Legal to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents.

Our CISO and Cybersecurity Manager implement processes around security monitoring and vulnerability testing. We also have in place an incident response plan, which incorporates four overarching and interconnected stages: (1) preparation for a cybersecurity incident, (2) detection and analysis of a security incident, (3) containment, eradication and recovery, and (4) post-incident analysis. The plan specifies that security events and data incidents should be evaluated, ranked by severity and prioritized for response and remediation. Our procedures include an evaluation of incidents to determine materiality as well as operational, business and privacy impact. Our team of cybersecurity and information security professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.

As part of our risk management process, we engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. In addition, we engage outside providers to conduct annual internal and external penetration testing.

We rely on third parties, including cloud vendors, for various business functions. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring.

Governance.

Our board of directors has established oversight mechanisms to manage risks from cybersecurity threats. The audit committee of our board of directors, or audit committee, has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once a year and following any material cybersecurity incidents. Our board of directors receives periodic updates from our audit committee regarding matters of cybersecurity. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any significant updates to our cybersecurity risk management and initiatives.

Our cybersecurity program is overseen by our Chief Information Officer, or CIO, and is managed by our CISO and other leaders from our information technology, or IT, and legal departments. Our CIO, CISO and Cybersecurity Manager have an average of over 20 years of prior work experience in various roles involving IT, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to senior management and the Audit Committee on any appropriate items.

Our senior management reports at least annually to the audit committee and such reporting includes an overall assessment of the Company’s compliance with our cybersecurity policies and procedures as well as topics including existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive, or business harm, loss of intellectual property rights, significant costs, or the Company being subject to government investigations, litigation, fines, or damages. As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. For more information, see “Risk factors - Risks related to our business operations, employee matters, taxes, litigation, and managing growth - Information system failures or unauthorized or inappropriate use of or access to our information systems risk disclosure of confidential or proprietary information, including personal data, and could damage our reputation, and subject us to significant financial and legal exposure.”

Item 2. Properties.

We lease 9,068 square feet of office space located at 321 Arsenal Street, Watertown, Massachusetts 02472 for our principal office. The lease terminates in February 2027.

We also lease a facility containing approximately 1,577 square meters for laboratory and office space, which is located at 29 Rue des Frères Wright, 6041 Charleroi, Belgium. In January 2021, the Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through January 2030 and include 201 square meters of additional space. In October 2021, the Company entered into an agreement to lease an additional 453 square meters of space. In May 2023, the Company entered into another amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. In July 2023, we entered into an agreement to access 859 square meters of laboratory space in Gosselies, Belgium for the purpose of building out future laboratory space. As of December 31, 2023, we had not yet occupied this space. This lease will terminate five years from the commencement date of the occupancy agreement, once effective.

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

Holders of Record

As of March 1, 2024, there were 210 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Securities authorized for issuance under equity compensation plans

The following table provides aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2023. We are required under applicable SEC rules to disclose in this table the number of shares remaining available for issuance under our equity plans as of December 31, 2023. Accordingly, the figures in the table below do not reflect the equity grants made to our employees under our plans since December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,746,431	(1)	16.01	4,982,126	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	4,746,431			4,982,126

(1)
Consists of stock options and restricted stock units issued under our 2019 Stock Option and Grant Plan (2019 Plan) and our Amended and Restated 2020 Stock Option and Incentive Plan (2020 Plan).
(2)
As of December 31, 2023, 9,115,915 shares were available for future issuance under our 2020 Plan. The number of shares of our common stock reserved for issuance under the 2020 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancelation, forfeiture, or other termination of awards under the 2020 Plan and 2019 Plan, and (ii) annually on the first of the year by the lesser of (a) 5% of the outstanding shares of the Company’s common stock on the immediately preceding December 31, or (b) such other amount as determined by the administrator of the plan. On January 1, 2024, 1,791,904 shares of our common stock were added to the 2020 Plan pursuant to this provision, which shares are not reflected in the number of shares available for issuance under the 2020 Plan.
(3)
As of December 31, 2023, 612,642 shares were available for future issuance under our 2020 Employee Stock Purchase Plan (2020 ESPP). The number of shares of our common stock reserved for issuance under the 2020 ESPP will be increased annually on the first of the year by the lesser of (a) 634,969 shares of common stock, (b) 1% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator. On January 1, 2024, no shares of our common stock were added to the 2020 ESPP pursuant to this provision.

Issuer purchases of equity securities

None

Equity Performance Graph

The following graph shows a comparison from July 24, 2020, the date of our IPO, through December 31, 2023 of cumulative return on assumed investments of $100.00 on July 24, 2020 in our common stock (ITOS), the NASDAQ U.S. Benchmark Index (NQUSB) and the NASDAQ Biotechnology Index (NBI). Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULTATIVE TOTAL RETURN

Among iTeos Therapeutics Inc., the NASDAQ US Benchmark Index, and the NASDAQ Biotechnology Index

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging our deep understanding of tumor immunology and immunosuppressive pathways, we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer.

Our innovative pipeline includes three clinical-stage programs targeting novel, validated immuno-oncology pathways. Our lead antibody product candidate, belrestotug, is an antagonist of TIGIT, or T-cell immunoreceptor with lg and ITIM domains, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its affinity for TIGIT, its potency and its potential to engage the FcγR to activate dendritic cells, natural killer cells and macrophages and to promote cytokine release, activation of antigen presenting cells and ADCC activity. In 2020, we initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, we are enrolling patients with first line NSCLC in a randomized Phase 2 trial assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug. In addition, we are enrolling patients with first-line advanced or metastatic head and HNSCC for the Phase 2 expansion part of the trial assessing the doublet of GSK’s dostarlimab with belrestotug. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG. We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1.

We are investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. We are also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

Our most recent program to initiate clinical trials is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. In November 2023, we announced enrollment completion of the first dose cohort and continued advancement in the dose escalation of the Phase 1 trial in advanced malignancies.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through December 31, 2023, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents, which totaled $251.2 million and available-for-sale securities, which totaled $381.3 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the New Products). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, the Company obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through December 31, 2023, we have paid a total of $5.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement. The accrual for the $1.0 million licensing option fee payment was recorded to accrued expenses and other current liabilities as of December 31, 2023.

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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Year ended December 31,
(in thousands)	2023	2022	2021
Allocated research and development expenses by program:
Belrestotug	$36,808	$36,256	$14,641
Inupadenant	20,371	23,841	18,714
Other programs, including non-clinical programs	16,062	12,001	8,450
Unallocated research and development expenses(1)	40,059	25,261	17,564
Total research and development expense	$113,300	$97,359	$59,369

(1)
These costs are deployed across multiple development programs, which include belrestotug, inupadenant, EOS-984, and other non-clinical programs, and are not separately classified. The majority of these costs are employee related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

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

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (20.5% for 2023, and 13.5% for each of 2022 and 2021) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheet.

Interest income

Interest income consists of interest earned on our available-for-sale securities, money market funds, and bank sweep accounts.

Other income, net

Other income, net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive income (loss). Items included are bank fees and gain or loss on foreign currency transactions.

Income taxes

We are subject to income taxes in the U.S. and Belgium. Belgium has a statutory tax rate different from the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. Income tax expense results from foreign minimum income tax and profit on a legal entity basis. For the first time since inception, we recognized income in 2021. Due to the revenue earned, we recognized income tax expense in 2021. As of December 31, 2023, we had foreign net operating loss carryforwards of $64.1 million with no expiration. As of December 31, 2023, we had $8.5 million of federal U.S. net operating loss carryforwards and have $61.9 million of state net operating loss carryforwards. These net operating losses, along with temporary differences related primarily to capitalized research and development, or R&D expenses for tax purposes in Belgium and stock-based compensation in the U.S., resulted in a net deferred tax asset of $74.4 million. We have concluded that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of December 31, 2023. In addition, the Company recorded a $40.9 million liability as of December 31, 2023, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Results of operations

Comparison of the years ended December 31, 2023, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2023, 2022 and 2021, together with the dollar change in those items:

	Year ended December 31,			Change	Change
(in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue:
License and collaboration revenue	$12,595	$267,630	$344,775	$(255,035)	$(77,145)
Total Revenue	12,595	267,630	344,775	(255,035)	(77,145)
Operating expenses:
Research and development expenses	113,300	97,359	59,369	15,941	37,990
General and administrative expenses	50,396	43,947	40,505	6,449	3,442
Total operating expenses	163,696	141,306	99,874	22,390	41,432
(Loss) income from operations	(151,101)	126,324	244,901	(277,425)	(118,577)
Other income:
Grant income	2,687	2,091	10,181	596	(8,090)
Research and development tax credits	3,527	1,172	—	2,355	1,172
Interest income	31,774	11,361	78	20,413	11,283
Other income, net	4,083	7,788	1,304	(3,705)	6,484
(Loss) income before income taxes	(109,030)	148,736	256,464	(257,766)	(107,728)
Income tax expense	3,612	52,084	41,943	(48,472)	10,141
Net (Loss) income	$(112,642)	$96,652	$214,521	$(209,294)	$(117,869)

License and collaboration revenue

License and collaboration revenue equaled $12.6 million for the year ended December 31, 2023, relating to the recognition of revenue for the last portion of the GSK upfront payment. License and collaboration revenue equaled $267.6 million for the year ended December 31, 2022, resulting from a portion of the GSK upfront payment that was recognized during the year, compared to $344.8 million recognized for the year ended December 31, 2021. The decreases in both 2023 and 2022 were due to more than half of the revenue relating to the GSK upfront payment having been recognized in 2021, with consequently less of the GSK performance obligation completed in 2023 and 2022.

Research and development expenses

Research and development expenses increased by $15.9 million to $113.3 million for the year ended December 31, 2023, from $97.4 million for the year ended December 31, 2022. This increase was related to an increase in activities related to belrestotug ,inupadenant, and EOS-984 clinical trials and reflects an increase of $8.1 million of payroll and related costs, a $2.5 million increase in stock-based compensation, an increase of $8.6 million in professional and consulting fees, and a $1.8 million increase in facilities related and other costs. These increases were partially offset by a $3.8 million decrease in CRO/CMO fees and internal laboratory expenses, and a decrease of $1.3 million in collaboration milestones paid.

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

General and administrative expenses

General and administrative expenses increased by $6.4 million to $50.4 million for the year ended December 31, 2023 from $43.9 million for the year ended December 31, 2022. The increase was primarily attributable to an increase of $2.2 million of payroll and related costs resulting from additional finance and administrative employees added to enable us to meet the needs of our growing company, a $3.0 million increase in stock-based compensation, an increase of $0.7 million in professional fees, and an increase of $2.5 million related to commercial and other expenses. These increases were partially offset by a $2.1 million decrease in recruiting costs.

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

Grant income

Grant income increased by $0.6 million to $2.7 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022. The increase was due to income recognized relating to the two new programs granted funding in late 2022. Grant income decreased by $8.1 million to $2.1 million for the year ended December 31, 2022 from $10.2 million for the year ended December 31, 2021. The overall decrease in grant income, driven by spending on qualified research and development activities, was primarily attributable to certain grant programs reaching their maturity. For the year ending December 31, 2022, grant income relating to the belrestotug and inupadenant programs decreased by $4.6 million and grant income relating to preclinical activities decreased by $3.5 million.

Research and development tax credits

Research and development tax credits increased by $2.4 million for the year ended December 31, 2023, driven by an increase in the eligible spend compared to the previous year and an increase to the crediting rate from 13.5% in 2022 to 20.5% in 2023. Research and development tax credits increased by $1.2 million for the year ended December 31, 2022 as no research and development tax credits were recognized as income for the year ended December 31, 2021, as the research and development tax credits were utilized in the income tax return to reduce the 2021 taxes due in Belgium.

Interest income

Interest income increased by $20.4 million in 2023 compared to 2022, as it was the first year in which the Company owned available-for-sale debt securities through the entirety of the year. The Company first funded its investment portfolio and purchased available-for-sale debt securities in the fourth quarter of 2022. The increase in interest income was driven by a full year's worth of income generation compared to one quarter in 2022, partially offset by an overall decrease in the Company's money market fund and investment position. Interest income increased by $11.3 million in 2022 compared to 2021 due to rising interest rates in 2022 and due to the significant purchases and holdings of available-for-sale securities in the fourth quarter of 2022.

Other income, net

The $3.7 million decrease in other income, net in the year ended December 31, 2023 was primarily due to foreign currency exchange losses driven by the increase in the euro-to-dollar exchange rate between December 31, 2023 and 2022.The $6.4 million increase in other income, net in the year ended December 31, 2022 was primarily due to foreign currency exchange gains driven by the decrease in the euro to dollar exchange rate between December 31, 2022 and 2021.

Income tax expense

	Year ended December 31,
(in thousands)	2023	2022	2021
(Loss) income before income taxes	$(109,030)	$148,736	$256,464
Income tax expense	3,612	52,084	41,943
Effective tax rate	(3.3)%	35.0%	16.4%

Our effective tax rate decreased from 35.0% to (3.3)% in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The 2023 effective tax rate was lower than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the $29.0 million increase in the valuation allowance, which was driven by net operating losses and an increase in cumulative temporary differences related to capitalized research and development under Section 174, as well as stock-based compensation and foreign research and development expenses.

Our effective tax rate increased from 16.4% to 35.0% in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the impact of capitalized research and development expenses under Section 174 of the Internal Revenue Code. Section 174 of the Internal Revenue Code was amended on January 1, 2022, in connection with certain provisions of the 2017 Tax Cuts and Jobs Act, Public Law 115-97-Dec. 22, 2017 becoming effective. As a result of the amendment, research and development expenses must now be capitalized and amortized for tax purposes over either five years for work performed in the U.S. and fifteen years for work performed outside of the U.S. Previously, research and development expenses were available to offset taxable income for tax purposes in the year incurred. Although this represents a temporary difference, the related deferred tax asset is fully reserved for under the valuation allowance as of December 31, 2022. In addition, there was a further increase in the liability related to uncertain tax positions in 2022. The Company recorded an additional $22.2 million liability during the year ended December 31, 2022 relating to an uncertain tax position regarding the Company’s allocation of revenue from the GSK Collaboration Agreement between Belgium and the U.S. These factors also caused the 2022 effective tax rate to be higher than the federal and foreign statutory rates of 21% and 25%, respectively. The 2021 effective tax rate was lower than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the mix of income between the U.S. and Belgium, the Innovation Income Deduction in Belgium, which excludes 85% of the net revenue generated from qualifying intellectual property from taxation and the taxation in the U.S. from the inclusion of foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime. The liability balance was $39.2 million and $17.0 million as of December 31, 2022 and December 31, 2021, respectively. The liability balance was $40.9 million as of December 31, 2023, with the increase due entirely to additional interest accrued during the year.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of December 31, 2023, we had $251.2 million in cash and cash equivalents and $381.3 million in available-for-sale securities. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.8 million as of December 31, 2023, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

The following is a summary of our contractual obligations as of December 31, 2023:

Contractual Obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(In thousands)
Operating lease obligation (1)	$6,698	$1,500	$2,903	$1,705	$590
Grants repayable (2)	6,813	204	902	1,407	4,300
Totals	$13,511	$1,704	$3,805	$3,112	$4,890

(1)
During the year ended December 31, 2021, we entered into two amendments to extend the Belgium lease and increase the office and lab space, effective February 2021 and October 2021, both with a termination date of January 2030. The February 2021 amendment increased the office and laboratory space by 201 square meters and the November 2021 amendment increased the office and laboratory space by 453 square meters. In November 2021, we entered into a new lease for 9,068 square feet of office space in Watertown, Massachusetts, which terminates in February 2027. In May 2023, the Company entered into another amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. In July 2023, we entered into an agreement to access 859 square meters of laboratory space in Gosselies, Belgium for the purpose of building out future laboratory space. As of December 31, 2023, we had not yet occupied this space.
(2)
We have entered into two arrangements with the Walloon Region of Belgium, whereby the Walloon Region would provide us with up to $25.7 million for our belrestotug ($4.8 million) and inupadenant ($20.9 million) research and development programs. As of December 31, 2023, we have received $4.8 million under the belrestotug grant and $20.9 million under the inupadenant grant. We must repay 30% of the amount received under the grants in annual installments from 2023 to 2042 unless we decide not to pursue development and commercialization of the intellectual property developed arising from the program, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region. Of the total repayable balance, $0.2 million was the current portion and $6.6 million was the non-current portion as of December 31, 2023. The current portion is recorded to accrued expenses and other liabilities.

The table above does not include potential milestone and success fees, sublicense fees, royalty fees on grants received, licensing maintenance fees and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing, likelihood and amount of such potential obligations are not known with certainty.

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

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(103,756)	$(111,193)	$513,140
Investing activities	72,658	(446,062)	(1,242)
Financing activities	1,113	1,984	3,659
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,602)	(8,526)	(3,176)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,587)	$(563,797)	$512,381

Net cash (used in) provided by operating activities

Net cash used in operating activities was $103.7 million during the year ended December 31, 2023 compared to $111.2 million during the year ended December 31, 2022. The $530.2 million decrease in cash used in comparison to the cash used during 2022 was primarily due to the $255.0 million decrease in deferred revenue, partially offset by the change from $96.7 million net income to a $112.6 million net loss in 2023. The increase in cash used in comparison to the cash inflow during the prior year was primarily due to the $625.0 million upfront payment from GSK which was received in 2021.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $72.7 million for the year ended December 31, 2023 compared to $446.1 million net cash used in investing activities in the prior year. In the year ended December 31, 2023, the Company received $366.3 million in proceeds from maturities of investments, partially offset by $290.5 million of investment purchases and $3.1 million of purchases of property, equipment, and other assets. Net cash used in investing activities was $446.1 million for the year ended December 31, 2022 compared to $1.2 million for year ended December 31, 2021. The increase in cash used in investing activities was primarily due to the purchase of $445.0 million of available-for-sale securities during the year ended December 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $1.1 million during the year ended December 31, 2023. This was entirely due to the proceeds received from the exercise of stock options during the year. The decrease in cash provided was driven by the lack of proceeds from grants repayable during 2023, as compared to 2022. Net cash provided by financing activities was $2.0 million during the year ended December 31, 2022. This was due to the proceeds received from the exercise of stock options, equaling $0.9 million, during the year. We also received proceeds of $1.1 million from grants received from the Walloon region for which a portion is repayable. Net cash provided by financing activities was $3.7 million during the year ended December 31, 2021, primarily driven by $3.0 million in proceeds received from the exercise of stock options. Additionally, the Company received $0.7 million in proceeds from grant programs with a potential obligation for repayment.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $3.6 million in the effects of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2023 was primarily caused by the increase in the euro to dollar exchange rate between December 31, 2022 and 2023. The $8.5 million decrease for the year ended December 31, 2022 was also primarily related to an increase in the euro to dollar exchange rate between December 31, 2021 and December 31, 2022.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1/2 trials for both belrestotug and inupadenant and move to larger randomized and registration-directed trials for both programs, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

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

As of December 31, 2023, we had cash and cash equivalents of $251.2 million and available-for-sale securities of $381.3 million. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2026.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of belrestotug and inupadenant, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are, therefore, within the scope of ASC Topic 808, Collaborative Arrangements. This assessment is performed throughout the life of the arrangement and takes into consideration changes in the responsibilities of all parties to the arrangement. For collaboration arrangements that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808. We also determine if there are any elements of the arrangement in which the third party meets the definition of a customer, and would therefore fall under the scope of ASC 606. The elements accounted for under ASC 808 may include reimbursements from and payments to parties due to the activities performed by either party. Any reimbursement from parties involved in a collaboration agreement are recorded as a reduction to research and development expense. Payments made to parties involved in a collaboration agreement are recorded as research and development expense. For the elements accounted for under ASC 606, we apply the five-step model described above.

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

Stock-based compensation expense

The fair value of stock options and Employee Stock Purchase Plan awards we grant is estimated using the Black Scholes option pricing model. This option pricing model based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends. The fair value of our common stock utilized in the model is determined based on the quoted market price of our common stock. Expected volatility is estimated considering the Company's own historical volatility, as well as that of identified peer companies. Expected term is estimated using the simplified method per SAB 107. The risk-free rate is estimated using daily treasury curve rates. The Company does not issue dividends.

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

Grant funding for research and development received under grant agreements where there is a repayment provision is recognized as other income to the extent there is no present obligation to repay such funding. We record the present value of the liability as a grant repayable in the accompanying consolidated balance sheets. The grant repayable is subsequently recorded at amortized cost.

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of December 31, 2023 and 2022, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Emerging growth company status

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates as our primary market risk exposure, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $251.2 million and $284.8 million, respectively. We had available-for-sale fixed income securities of $381.3 million and $446.6 million as of December 31, 2023 and December 31, 2022, respectively. Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of December 31, 2023, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from December 31, 2023. There are no securities that will mature in a period greater than two years from December 31, 2023. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits, Financial Statement Schedules, of this Annual/ Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the items listed below.

Item 9B. Other Information.

(a) Appointment of Jill M. DeSimone to the Board of Directors

On March 5, 2024, the Company’s board of directors appointed Jill M. DeSimone to the board of directors, effective March 7, 2024. Ms. DeSimone will serve as a Class I director with a term expiring at the Company’s 2024 annual meeting of stockholders, until her successor is duly elected or qualified, or until her earlier death, resignation or removal. In connection with her appointment to the board of directors, the board of directors appointed Ms. DeSimone to serve on the audit committee of the board of directors, replacing David Hallal.

Ms. DeSimone has leadership experience with global biopharmaceuticals companies. She served as President of Oncology at Merck & Co., Inc. from 2014 to 2022. Prior to joining Merck & Co., Inc., Ms. DeSimone held leadership positions at Teva Pharmaceuticals and Bristol Myers Squibb. Ms. DeSimone currently serves on the boards of directors of Kinnate Biopharma, Inc., Oncternal Therapeutics, Affini-T Therapeutics and Praxis Precision Medicines Inc. She earned her B.S. in Pharmacy from Northeastern University.

As a non-employee director, Ms. DeSimone will receive cash and equity compensation paid by the Company pursuant to its non-employee director compensation policy, as amended, including an initial award of stock options to purchase 44,766 shares of our common stock at a purchase price equal to the closing price per share of our common stock on the Nasdaq Global Market on March 7, 2024, the grant date. The stock options will vest over three years, with 1/3 of the stock options subject to the grant vesting on the one-year anniversary of the grant date and thereafter in equal monthly installments over the next 24 months subject to Ms. DeSimone’s continued service as a director through the applicable vesting date. In addition, the Company has entered into an indemnification agreement with Ms. DeSimone in connection with her appointment to the board of directors that is in substantially the same form as that entered into with the other directors of the Company.

There are no arrangements or understandings between Ms. DeSimone and any other person pursuant to which Ms. DeSimone was selected as a director, and there are no transactions between Ms. DeSimone and the Company that would require disclosure under Item 404(a) of Regulation S-K.

(b) Trading Plans of Our Directors and Officers

During our fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at investors.iteostherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3+

Amended and Restated 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on June 13, 2022).

10.4+	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

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

10.13+

Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on August 11, 2021).

10.14+

Letter Agreement between iTeos Therapeutics, Inc. and Yvonne McGrath dated November 23, 2022 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File 001-39401) filed on March 15, 2023).

10.15>

Third Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated February 22, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on May 13, 2021).

10.16>

Master Services Agreement between iTeos Belgium and WuXi Biologics (Hong Kong) Limited, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.17>

Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on August 11, 2021).

10.18>

Amendment No. 1 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated January 24, 2022 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File 001-39401) filed on March 15, 2023).

10.19>

Amendment No. 2 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated September 30, 2022 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File 001-39401) filed on March 15, 2023).

10.20

Lease Agreement between ARE-MA Region No. 75, LLC and iTeos Therapeutics, Inc. dated November 8, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (File No. 001-39401) filed on March 23, 2022).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises BV/SRL

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	iTeos Therapeutics Inc. Policy for Recoupment of Incentive Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

iTeos Therapeutics, Inc.

Date: March 6, 2024	By:	/s/ Michel Detheux
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

Name	Title	Date

/s/ Michel Detheux	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Michel Detheux

/s/ David L. Hallal	Director and Chairman of the Board of Directors	March 6, 2024
David L. Hallal

/s/ Matthew Gall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2024
Matthew Gall

/s/ Aaron Davis	Director	March 6, 2024
Aaron Davis

/s/ Tim Van Hauwermeiren	Director	March 6, 2024
Tim Van Hauwermeiren

/s/ Tony Ho	Director	March 6, 2024
Tony Ho

/s/ Robert Iannone	Director	March 6, 2024
Robert Iannone

/s/ David K. Lee	Director	March 6, 2024
David K. Lee

/s/ Ann D. Rhoads	Director	March 6, 2024
Ann D. Rhoads

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of iTeos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iTeos Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2024

We have served as the Company’s auditor since 2017.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$251,177	$284,803
Short-term investments (amortized cost of $281,035)	280,739	328,359
Grants receivable	—	1,001
Research and development tax credits receivable	135	—
Refundable income taxes	6,365	1,434
Prepaid expenses and other current assets	12,236	12,701
Total current assets	550,652	628,298
Property and equipment, net	4,696	2,121
Long-term investments (amortized cost of $100,208)	100,539	118,225
Research and development tax credits receivable, net of current portion	4,508	1,128
Restricted cash	274	235
Right of use assets	6,036	4,652
Other assets	883	332
Total assets	667,588	754,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	11,293	7,662
Accrued expenses and other current liabilities	7,058	14,092
Accrued personnel expenses	8,562	5,635
Payable for investments	9,787	—
Deferred income	2,063	1,180
Deferred revenue	—	12,595
Lease liabilities	1,251	836
Total current liabilities	40,014	42,000
Grants repayable	6,609	6,622
Lease liabilities, net of current portion	4,807	3,837
Unrecognized tax benefits	40,930	39,200
Total liabilities	92,360	91,659
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2023 and 2022, respectively; 35,838,080 and 35,611,219 shares issued and outstanding at December 31, 2023 and 2022, respectively	36	36
Additional paid-in capital	463,799	435,665
Accumulated other comprehensive loss	(13,240)	(9,644)
Retained earnings	124,633	237,275
Total stockholders’ equity	575,228	663,332
Total liabilities and stockholders’ equity	667,588	754,991

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue:
License and collaboration revenue	$12,595	$267,630	$344,775
Total revenue	12,595	267,630	344,775
Operating expenses:
Research and development expenses	113,300	97,359	59,369
General and administrative expenses	50,396	43,947	40,505
Total operating expenses	163,696	141,306	99,874
(Loss) income from operations	(151,101)	126,324	244,901
Other income:
Grant income	2,687	2,091	10,181
Research and development tax credits	3,527	1,172	—
Interest income	31,774	11,361	78
Other income, net	4,083	7,788	1,304
(Loss) income before income tax expense	(109,030)	148,736	256,464
Income tax expense	3,612	52,084	41,943
Net (loss) income	(112,642)	96,652	214,521
Net (loss) income attributable to common stockholders	$(112,642)	$96,652	$214,521
Basic net (loss) income per common share	(3.15)	2.72	$6.10
Diluted net (loss) income per common share	$(3.15)	$2.56	$5.68
Weighted-average common shares outstanding—basic	35,763,520	35,552,025	35,181,383
Weighted-average common shares outstanding—diluted	35,763,520	37,766,507	37,774,790

Net (loss) income	$(112,642)	$96,652	$214,521
Foreign currency translation adjustments	(3,631)	(8,478)	(1,635)
Unrealized gain (loss) related to available-for-sale debt securities	$35	$(148)	$—
Comprehensive (loss) income	(116,238)	88,026	212,886

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
(in thousands except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit)
Balance at December 31, 2020	35,044,758	35.00	$396,443	$617	$(73,898)	$323,197
Stock-based compensation			13,794			13,794
Common stock issued upon exercises of options	421,243	—	2,943	—	—	2,943
Currency translation adjustment	—	—	—	(1,635)	—	(1,635)
Net income	—	—	—	—	214,521	214,521
Balance at December 31, 2021	35,466,001	35	$413,180	$(1,018)	$140,623	$552,820
Stock-based compensation			21,561			21,561
Common stock issued upon exercises of options and ESPP purchases	145,218	1	924	—	—	925
Currency translation adjustment	—	—	—	(8,478)	—	(8,478)
Unrealized loss on available-for-sale securities	—	—	—	(148)	—	(148)
Net income	—	—	—	—	96,652	96,652
Balance at December 31, 2022	35,611,219	36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation			27,021			27,021
Common stock issued upon exercises of options, ESPP purchases, and restricted stock unit releases	226,861		1,113			1,113
Currency translation adjustment				(3,631)		(3,631)
Unrealized gain on available-for-sale securities				35		35
Net loss					(112,642)	(112,642)
Balance at December 31, 2023	35,838,080	36	$463,799	$(13,240)	$124,633	$575,228

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(112,642)	$96,652	$214,521
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	898	803	603
Stock-based compensation	27,021	21,561	13,794
Net accretion of available-for-sale debt securities	(10,234)	(1,728)	-
Change in operating lease right-of-use assets	—	10	12
Changes in operating assets and liabilities:
Grants receivable	1,015	2,751	(4,071)
Research and development tax credits receivable	(3,400)	1,237	727
Refundable income taxes	(4,934)	6,107	(7,544)
Prepaid expenses and other current assets	184	590	(11,789)
Accounts payable	3,036	2,761	2,280
Accrued expenses and other liabilities	5,342	3,096	9,959
Deferred income	823	397	(3,480)
Deferred revenue	(12,595)	(267,630)	281,128
Unrecognized tax benefits	1,730	22,200	17,000
Net cash (used in) provided by operating activities	(103,756)	(111,193)	513,140
Cash flows from investing activities
Purchases of investments	(290,541)	(445,004)	—
Proceeds from maturities of investments	366,264	—	—
Purchase of property and equipment	(2,966)	(938)	(1,181)
Purchase of other assets	(99)	(120)	(61)
Net cash provided by (used in) investing activities	72,658	(446,062)	(1,242)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchase	1,113	925	2,943
Proceeds from grants repayable	—	1,059	716
Net cash provided by financing activities	1,113	1,984	3,659
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,602)	(8,526)	(3,176)
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,587)	(563,797)	512,381
Cash, cash equivalents and restricted cash at beginning of year	285,038	848,835	336,454
Cash, cash equivalents and restricted cash at end of year	$251,451	$285,038	$848,835
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$354	$94	$175
Operating lease liabilities arising from obtaining right-of-use assets	$2,155	$350	$5,877
Unrealized loss on available-for-sale securities	$35	$148	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$6,816	$22,816	$32,019

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Organization

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging its deep understanding of the tumor immunology and immunosuppressive pathways, we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company is focused on advancing its innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our three clinical-stage programs target novel, validated immuno-oncology pathways, including the TIGIT/CD226 pathway with TIGIT (T cell immunoreceptor with lg and ITIM domains) and the adenosine pathway with A2AR (adenosine 2A receptor) and ENT1 (equilibrative nucleoside transporter 1).

The Company’s lead antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, and macrophages, and the promotion of cytokine release and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, the Company initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, the Company reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company is enrolling patients in a Phase 2 platform trial assessing belrestotug and GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) in first-line non-small cell lung cancer, or NSCLC. In addition, the Company is enrolling patients in a Phase 2 platform study assessing the belrestotug and dostarlimab doublet and a triplet with GSK’s anti-CD96 antibody (GSK’608) with first-line, PD-L1 positive advanced or metastatic head and neck squamous cell carcinoma, or HNSCC, and a Phase 2 expansion trial assessing belrestotug and dostarlimab with first-line, PD-L1 positive advanced or metastatic HNSCC.The Company is also enrolling patients in a Phase 2 expansion trial assessing a belrestotug, dostarlimab and chemotherapy triplet in first-line advanced or metastatic NSCLC. The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG antibody (GSK’562).

The Company's next most advanced program is inupadenant, also known as EOS-850, a next-generation A2AR antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment. The Company is investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. In April 2020, the Company reported preliminary safety data and early evidence of clinical activity as a single agent. The single-agent dose-escalation and expansion portions of the Company's Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. The Company is also enrolling patients in the dose ranging part (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. The Company has also completed enrollment of the Phase 2 monotherapy high biomarker trial in advanced solid tumors.

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer immunotherapies. The Company's internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. The Company continues to progress research programs focused on additional targets that complement its TIGIT and adenosine pathway programs or address additional immunosuppressive pathways. The most recent program to enter the clinic is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. The Company's expertise also allows it to integrate a biomarker-rich strategy into its clinical programs to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients it deems most likely to benefit from treatment.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the first time since inception, the Company earned income during the year ended December 31, 2021, which equaled net income of $214.5 million. For the year ended December 31, 2022, the Company had net income of $96.7 million and retained earnings of $237.3 million. For the year ended December 31, 2023, the Company had net loss of $112.6 million and retained earnings of $124.6 million. As of March 6, 2024, the issuance date of the consolidated financial statements for the year ended December 31, 2023, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

Short-term and long-term investments

Short-term investments consist of fixed income securities with maturities more than three months but less than twelve months from the date of purchase. Long-term investments consist of fixed income securities with maturities greater than twelve months from the date of purchase. The Company intends to dispose of securities within its portfolio if the need for additional liquidity arises. As such, the Company classifies its securities as available-for-sale. The Company recognizes the impact of investment transactions as of a security's trade date. A payable is recorded to payable for investments in the consolidated balance sheets if an executed trade purchase has not settled prior to the period end date.

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

Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized gains from foreign currency translation of iTeos Belgium during the years ended December 31, 2023, 2022 and 2021, which meets the criteria as other comprehensive income and, therefore, the Company has reported comprehensive income and net income.

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2023, 2022 or 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2023, 2022 or 2021.

Concentration of credit risk

As of December 31, 2023 and 2022, the Company’s cash and cash equivalents consisted primarily of cash balances held in U.S. dollars in money market funds and money market accounts and euro in accounts with European banks in excess of publicly insured limits. The Company does not believe it is subject to unusual credit risk associated with commercial banking relationships.

As of December 31, 2023, the Company's fixed income securities consisted of investment grade U.S. treasury, U.S. government agency, and corporate securities. There are no securities in the Company's portfolio with a credit rating below "A-1". 69% of the Company's fixed income holdings as of December 31, 2023 consisted of U.S. treasury and U.S. government agency securities. The Company does not believe it is subject to unusual credit risk associated with its investment portfolio.

Research and development tax credits

iTeos Belgium is considered a biotech company in Belgium and therefore qualifies for a cash-based tax credit on research and development (R&D) expenses. The R&D tax credit is calculated based on a percentage of eligible R&D expenses defined by the Belgian government for each fiscal year (20.5% for 2023, 13.5% for 2022 and 2021) and then applying the effective tax rate to that result. Under current tax laws, the R&D tax credits are refundable if the Company is unable to use the credits to offset income taxes for the five subsequent tax years. The Company records a receivable and other income as the eligible R&D expenses are incurred, as it is reasonably assured that the R&D tax credit will be received, based upon its history of filing for the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets.

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. As there were no indicators of impairment, the Company did not recognize any impairment charges for the years ended December 31, 2023, 2022 or 2021.

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

The global intangible low-taxed income (GILTI) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company is electing to account for GILTI tax in the period in which it is incurred.

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

Accounting standard updates

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This new standard will require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Public entities will need to provide all annual disclosures currently required by Topic 280 in interim periods. Further, public entities will also be required to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this standard on January 1, 2024. The adoption is not considered to have significantly impacted the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. The new standard will require greater disaggregation of information within the effective tax rate reconciliation. Greater disaggregation of income taxes paid will also be required under adoption of this standard. This standard will become effective for the Company in the year ended December 31, 2025. While the Company is still evaluating the full impact that the adoption of this standard will have on its financial statements, the impact is not expected to be material as the resulting changes from this standard are expected to be disclosure-only.

Note 3. Investment securities and fair value measurements

Certain of the Company’s assets and liabilities are recorded at fair value, as described below.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$228,406	$—	$—	$228,406
U.S. government agency bonds	—	193,076	—	$193,076
U.S. treasury bonds	103,597	—	—	$103,597
Corporate debt securities	—	84,605	—	$84,605
Totals	$332,003	$277,681	$—	$609,684

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$92,850	$—	$—	$92,850
U.S. government agency bonds	—	267,748	—	$267,748
U.S. treasury bonds	186,477	—	—	$186,477
Corporate debt securities	—	5,349	—	$5,349
Totals	$279,327	$273,097	$—	$552,424

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2023 and 2022.

The Company's fixed income securities held as of December 31, 2023 and December 31, 2022 are classified as available-for-sale. The following table presents the amortized cost, fair value, and gross unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$193,231	$90	$(245)	$193,076
U.S. treasury bonds	103,476	156	(35)	103,597
Corporate debt securities	84,536	114	(45)	84,605
Totals	$381,243	$360	$(325)	$381,278

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$254,881	$87	$(211)	$254,757
U.S. treasury bonds	186,496	19	(37)	186,478
Corporate debt securities	5,358	—	(9)	5,349
Totals	$446,735	$106	$(257)	$446,584

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$281,035	$280,739
Due after one year through five years	100,208	100,539
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,243	$381,278

	December 31, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$328,405	$328,359
Due after one year through five years	118,330	118,225
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$446,735	$446,584

There were no securities which were determined to experience credit losses as of the years ended December 31, 2023 and December 31, 2022. There were no sales of securities which resulted in a realized loss during the year ended December 31, 2023 and December 31, 2022. The Company recognized $21.5 million of interest income earned from its available-for-sale debt securities and money market funds for the year ended December 31, 2023. The Company also recognized $10.2 million of accretion on its available-for-sale debt securities for the year ended December 31, 2023, which was recorded to interest income. The Company recognized $9.6 million of interest income earned from its available-for-sale debt securities and money market funds for the year ended December 31, 2022. The Company also recognized $1.8 million of accretion on its available-for-sale debt securities for the year ended December 31, 2022, which was recorded to interest income.

Note 4. Consolidated balance sheet components

Property and equipment

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Scientific equipment	$3,434	$3,008
Furniture & office equipment	1,467	1,332
Leasehold improvements	4,177	1,238
Total	9,078	5,578
Accumulated depreciation and amortization	(4,382)	(3,457)
Property & equipment, net	$4,696	$2,121

Depreciation and amortization expense was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued clinical trial costs	$6,956	$13,496
Accrued professional fees and other	102	596
Total accrued expenses and other current liabilities	$7,058	$14,092

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

Through December 31, 2023, the Company has paid a total of $5.4 million to Adimab under the Adimab Agreement. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, the Company obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. The accrual for this fee payment was recorded to accrued expenses and other current liabilities as of December 31, 2023.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the year ended December 31, 2023, the Company recorded to research and development expense $39.6 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $0.4 million of these costs are payable to GSK, and were recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2023. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of December 31, 2023, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. The combined performance obligation was fully completed in early 2023. Revenue was recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). As a result, an input method was appropriate. A cost to cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

During the year ended December 31, 2023, the Company recognized revenue totaling $12.6 million with respect to the GSK Collaboration Agreement. The revenue is classified as license and collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2023, there was no deferred revenue related to the GSK Collaboration Agreement recorded in the balance sheet as all revenue had been recognized in 2023.

Contract Costs

The Company incurred $6.8 million of capitalizable costs to obtain the contract. The Company utilized the practical expedient in ASC 340 and recognized such costs immediately in 2021 as the Company expected to complete its performance obligations under the GSK Collaboration Agreement in less than 12 months.

Contract Assets and Liabilities

The following table presents changes in the Company’s GSK contract assets and liabilities during the year ended December 31, 2023:

Year Ended December 31, 2023
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

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income, net in the consolidated statements of operations and comprehensive income (loss). Grant income recognized under all of the grants for research and development activities totaled $2.7 million, $2.1 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Grants which do not include an obligation to repay

As of December 31, 2023, the total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $7.6 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into an arrangement whereby the Walloon Region will provide the Company with up to $20.9 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1). As of December 31, 2023, the Company has received $20.9 million under this grant.

On December 3, 2019, the Company entered into another recoverable cash advance grant with the Walloon Region (RCA-2) for up to $4.8 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties. As of December 31, 2023, the Company has received $4.8 million under this grant.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of December 31, 2023 or December 31, 2022. For the RCA-2, the Company recorded a royalty accrual of $0.8 million as of December 31, 2023, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the consolidated balance sheet. The Company also recorded a royalty accrual of $0.8 million as of December 31, 2022.

The Company recorded grant income in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the consolidated balance sheets.

The Company recorded receivables on the consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the years ended December 31, 2023, 2022 and 2021 and end of year balances as of December 31, 2023, 2022 and 2021:

	RCA -1			RCA-2			Other Grants			Total
(In thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Cash received	$—	$2,244	$1,990	$—	$1,520	585	$4,419	$2,497	$592	$4,419	$6,261	$3,167
Grant income recognized	—	364	4,113	—	478	1,286	2,687	1,249	4,782	2,687	2,091	$10,181
Grants receivable	—	5	1,832	—	—	1,097	—	996	1,093	—	1,001	$4,022
Grants repayable	5,496	5,665	5,278	1,317	1,312	886	—	—	—	6,813	6,977	$6,164

Of the total repayable balance, $0.2 million is the current portion and $6.6 million is the non-current portion. The current portion is recorded to accrued expenses and other liabilities.

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

In May 2023 the Company entered into a Sales Agreement with Cowen and Company LLC to offer and sell shares of its common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date the Company has not made any sales pursuant to the at-the-market offering program.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2023 under the 2020 Plan was 9,115,915 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2024, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,791,904. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of December 31, 2023 under the 2020 ESPP was 612,642. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. During the year ended December 31, 2023, 37,549 shares were issued at a weighted-average price of $10.91 under the 2020 ESPP. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated weighted-average fair value of the issued shares was $7.19 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

The following table summarizes stock option activity for the year ended December 31, 2023:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	6,401,987	$18.50	7.1
Granted	2,324,597	15.25
Exercised	(184,937)	3.92
Forfeited	(271,427)	24.14
Outstanding as of December 31, 2023	8,270,220	$17.73	6.5	$16,299
Vested and expected to vest as of December 31, 2023	8,270,220	$17.73	6.5	$16,299
Exercisable at December 31, 2023	4,746,431	$16.01	5.3	$14,859

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$6,619	$4,152	$1,906
General and administrative	20,402	17,409	11,888
Total stock-based compensation expense	$27,021	$21,561	$13,794

Of the $27.0 million of stock-based compensation expense recognized during the year ended December 31, 2023, $25.8 million related to stock options, $1.0 million related to restricted stock units, and $0.2 million related to ESPP awards.The weighted-average grant-date fair value of options awarded during the years ended December 31, 2023, 2022 and 2021 was $11.60 per share, $23.94 per share and $27.46 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $3.2 million and $11.0 million, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $28.1 million, $20.4 million and $10.7 million, respectively. As of December 31, 2023, there was a total of $46.7 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.7 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options and ESPP awards granted during:

	Year Ended December 31,
	2023	2022	2021
Stock Options:
Risk-free interest rate	3.46% - 4.73%	1.37% - 4.23%	0.42% - 1.27%
Expected term (in years)	5.5 - 6	5.5 - 6	6
Expected volatility	82% - 96%	86% - 94%	92% - 100%
Expected dividend yield	0	0%	0%
Estimated fair value of common stock	$9.76 - $21.15	$17.50 - $46.56	$20.54 - $46.68
ESPP Awards:
Risk-free interest rate	1.63% - 5.44%	1.63%	-
Expected term (in years)	0.5	0.5	-
Expected volatility	77% - 95%	81%	-
Expected dividend yield	0%	0%	-
Estimated fair value of common stock	$15.85 - $20.92	$17.30	-

Restricted Stock Units

The Company issued restricted stock units in 2023, which vest over a two-year period, and in 2022, which vest over a four-year period. The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2022	10,000	$35.86
Issued	512,000	11.55
Vested	(4,375)	35.86
Cancelled	—	—
Unvested as of December 31, 2023	517,625	$11.81

The restricted stock units granted in 2023 cliff vest 100% on the second anniversary of the grant date. The restricted stock units granted in 2022 cliff vested 25% on the anniversary of the grant date. The remainder of these units will vest in quarterly increments over the remaining three years of the vesting period. 4,375 restricted stock units had vested as of December 31, 2023. As of December 31, 2023, there was $5.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Note 9. Income taxes

For financial reporting purposes, income before income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(in thousands)	2023	2022	2021
Domestic	$(70,172)	$(72,940)	$(47,242)
Foreign	(38,858)	221,676	303,706
(Loss) income before income tax expense	$(109,030)	$148,736	$256,464

The Company’s worldwide effective tax rate for the years ended December 31, 2023, 2022 and 2021 was (3.3)%, 35.0% and 16.4%, respectively. The reconciliation of the statutory U.S. federal income tax rate (21%) to the effective income tax rate is as follows:

	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	4.9	(2.2)	(0.5)
Foreign tax differential	1.2	5.2	4.7
Non-deductible/non-taxable permanent differences	(0.1)	0.1	0.1
Innovation income deduction tax exemption	0	(33.4)	(28.2)
Net GILTI Inclusion Income	(0.1)	18.9	15.2
Subpart F income	(1.8)	0	0
Unrecognized tax benefits	(1.6)	14.9	6.6
Other	(1.2)	(3.0)	(1.1)
Change in valuation allowance	(25.6)	13.5	(1.4)
Effective income tax rate	(3.3)%	35.0%	16.4%

The components of income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(in thousands)	2023	2022	2021
Current
Domestic	$3,612	$50,750	$41,535
Foreign	—	1,334	408
Deferred	—	—	—
Total income tax expense	$3,612	$52,084	$41,943

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets :
Net operating loss carryforward	$21,796	$13,359
Foreign research and development expenses	17,980	12,355
Section 174 capitalized research and development expenses	27,913	14,856
Stock-based compensation	5,002	3,860
Operating lease liabilities	1,539	1,201
Accrued vacation and bonus	846	552
Other	1,164	932
Total deferred tax assets	76,240	47,115
Valuation allowance	(74,398)	(45,421)
Deferred tax assets, net of valuation allowance	1,842	1,694
Deferred tax liabilities:
Operating lease right of use assets	(1,534)	(1,196)
Prepaid expenses	(243)	(394)
Depreciation and amortization	(65)	(104)
Total deferred tax liabilities	(1,842)	(1,694)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of losses in prior years, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible and has concluded that it is more likely than not that the company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation will be maintained on the net deferred tax assets until there is sufficient evidence to support the reversal of some portion of these allowances. The valuation allowance increased $29.0 million during the year ended December 31, 2023 primarily due to net operating losses and an increase in cumulative temporary differences related to capitalized research and development under Section 174, stock-based compensation and foreign research and development expenses.

The Tax Cuts and Jobs Act, or TCJA, generally allows federal losses generated after 2017 to be carried over indefinitely, but will generally limit the net operating loss ("NOL") deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, there is no carryback for losses generated after 2017.

As of December 31, 2023, the Company had Belgium NOL carryforwards for Belgian federal income tax purposes of $64.1 million, that can be carried forward indefinitely.

As of December 31, 2023, the Company had $8.5 million of U.S. federal NOL carryforwards, which may be available to offset future federal income tax liabilities. These carryforwards have no expiration. The Company also had $61.9 million of state NOL carryforwards, which may be available to offset future income tax liabilities in the state of Massachusetts. They expire at various dates through 2043.

Utilization of net operating loss and research and development credit carryforwards may be subject to limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The latest Section 382 study was performed by the Company through January 3, 2022, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has determined that the utilization of all net operating loss and tax credit carryforwards on 2021 federal and state tax returns should not be limited due to ownership changes prior January 3, 2022. Although ownership changes after January 3, 2022 could impact the Company’s ability to utilize tax attributes generated after January 3, 2022, in the future. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization, however, as the Company is maintaining a full valuation allowance against all NOL and credit carryforwards, the impact of any limitation under Section 382 and Section 383 after January 3, 2022 would be offset by an adjustment to the valuation allowance.

The Company files income tax returns in the U.S., New Hampshire, Massachusetts, Florida, Tennessee and Belgium. The Company is subject to U.S. federal, state and Belgium tax examinations by tax authorities for years 2019 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Unrecognized tax benefits were $40.9 million and $39.2 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company accrued interest relating to uncertain tax positions of $1.7 million and $2.2 million, respectively. As of December 31, 2023 and 2022, there was $3.9 million and $2.2 million, respectively, of accrued interest included in the consolidated balance sheets. There was no increase in the unrecognized tax benefits during the year ended December 31, 2023, except for additional accrued interest. The increase in the unrecognized tax benefits during the year ended December 31, 2022 was caused by the recognition of additional revenue, and the resulting income, during the year under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increased the liability for the uncertain tax position. All unrecognized tax benefits, if recognized, would affect our effective tax rate.

The changes to the unrecognized tax benefits during the year ended December 31, 2023 were as follows:

(in thousands)
Balance at December 31, 2022	$39,200
Increase related to current year tax positions	1,730
Balance at December 31, 2023	$40,930

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of December 31, 2023 and 2022, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited (WuXi) herein referred to as the WuXi Agreement. The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of December 31, 2023 and 2022, there are no minimum commitments under the WuXi Agreement. Additionally, as of December 31, 2023 and 2022, there are no royalties or milestones payable.

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
•
In July 2023, the Company entered into an agreement to access 859 square meters of laboratory space in Gosselies, Belgium for the purpose of building out future laboratory space. The space had not yet been occupied by the Company as of December 31, 2023. This lease will not contain any variable lease payments. There will be no option to terminate nor to extend the lease prior to the termination date. The lease will terminate five years from the commencement of the occupancy agreement, once effective.
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

Rent expense was $1.2 million, $0.9 million and $0.7 million for the year ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes lease terms and discount rate:

December 31,
2023
Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	4.75%

The following table summarizes the cash flow and other information:

Year ended December 31,
(in thousands)	2023
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$2,155
Operating cash flows used in operating leases	$1,201

As of December 31, 2023, the Company had the following future minimum lease payments under non-cancelable operating leases for the future years thereafter (in thousands):

Year ending December 31:
2024	$1,500
2025	1,468
2026	1,435
2027	941
2028	764
Thereafter	590
Total Lease Payments	6,698
Less: Interest	(640)
Total Lease Liability	$6,058
Lease liabilities - current	$1,251
Lease liabilities, net of current portion	$4,807

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of December 31, 2023 and 2022, the Company had $131 thousand and $99 thousand on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the consolidated balance sheets as of December 31, 2023 and 2022.

Note 11. Employee benefit plan

iTeos Belgium sponsors a defined contribution insurance plan (the Plan) for its employees. In the first quarter of each year, iTeos Belgium pays an annual premium to the insurance company which corresponds to 5% of employees’ gross salaries. Interest accrues each year into a pool for each employee and when they retire, they collect the total in their accounts. The Company contributed $675 thousand, $398 thousand and $254 thousand to the Plan for the years ended December 31, 2023, 2022 and 2021, respectively.

iTeos Inc. has a 401(k) defined contribution plan (the 401(k) Plan) for its U.S. employees. The 401(k) plan provides for voluntary tax-deferred salary deductions for all employees of up to 100% of their annual compensation, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company contributed $312 thousand, $278 thousand and $82 thousand to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to 1% of its net product sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium S.A., each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company had no product sales in 2023, 2022 or 2021, no royalties were owed to these charitable foundations as of December 31, 2023, 2022 or 2021.

Note 13. Net (loss) income per share attributable to common stockholders

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. For the year ended December 31, 2023, the common stock equivalents were excluded from the weighted-average diluted shares calculation as they were anti-dilutive. For the years ended December 31, 2022 and 2021, the common stock equivalents were included to calculate weighted-average diluted shares outstanding. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net (loss) income per share	December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator
Net (loss) income attributable to common stockholders	$(112,642)	$96,652	$214,521
Denominator
Weighted-average shares used to compute net (loss) income per share, basic	35,763,520	35,552,025	35,181,383
Effect of dilutive securities (a)	—	2,214,482	2,593,407
Weighted-average shares used to compute net (loss) income per share, diluted	35,763,520	37,766,507	37,774,790
Net (loss) income per share:
Basic	$(3.15)	$2.72	$6.10
Diluted	$(3.15)	$2.56	$5.68

(a) The common stock equivalents, which equaled 1,692,558 stock awards outstanding as of December 31, 2023, were excluded for the year ending December 31, 2023, due to their anti-dilutive effect.