Form 10-Q
period 2024-03-31
iTeos Therapeutics, Inc.
filed 2024-05-10
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 36,122,922 shares of common stock, $0.001 par value per share, outstanding.

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

i

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, including the section entitled “"Risk factors" and "Management’s discussion and analysis" of financial condition and results of operations” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•
our ability to manufacture our product candidates in conformity with the FDA requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ from current expectations include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in any subsequent filings with the SEC. If one of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$146,648	$251,177
Short-term investments (amortized cost of $302,914)	302,496	280,739
Grants receivable	130	—
Research and development tax credits receivable	732	135
Refundable income taxes	5,058	6,365
Prepaid expenses and other currents assets	25,322	12,236
Total current assets	480,386	550,652
Property and equipment, net	5,264	4,696
Long-term investments (amortized cost of $132,987)	132,587	100,539
Research and development tax credits receivable, net of current portion	4,615	4,508
Restricted cash	271	274
Right of use assets	5,804	6,036
Other assets	842	883
Total assets	$629,769	$667,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,530	$11,293
Accrued expenses and other current liabilities	16,659	7,058
Accrued personnel expenses	4,864	8,562
Payable for investments	6,065	9,787
Deferred income	1,178	2,063
Lease liabilities	1,262	1,251
Total current liabilities	35,558	40,014
Grants repayable, net of current portion	6,469	6,609
Lease liabilities, net of current portion	4,562	4,807
Unrecognized tax benefits	41,980	40,930
Total liabilities	88,569	92,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 35,843,756 and 35,838,080 shares issued and outstanding, respectively	36	36
Additional paid-in capital	471,084	463,799
Accumulated other comprehensive loss	(16,337)	(13,240)
Retained earnings	86,417	124,633
Total stockholders’ equity	541,200	575,228
Total liabilities and stockholders’ equity	$629,769	$667,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
License and collaboration revenue	$—	$12,595
Total revenue	—	12,595
Operating expenses:
Research and development expenses	34,529	25,598
General and administrative expenses	12,703	11,927
Total operating expenses	47,232	37,525
Loss from operations	(47,232)	(24,930)
Other income and expenses:
Grant income	949	735
Research and development tax credits	802	343
Interest income	7,386	7,851
Other income, net	2,093	1,649
Loss before income taxes	(36,002)	(14,352)
Income tax expense	(2,214)	(1,199)
Net loss	$(38,216)	$(15,551)
Basic net loss per common share	$(1.07)	$(0.44)
Diluted net loss per common share	$(1.07)	$(0.44)
Weighted-average common shares outstanding - basic	35,843,116	35,716,037
Weighted-average common shares outstanding - diluted	35,843,116	35,716,037

Net loss	$(38,216)	$(15,551)
Foreign currency translation adjustments	(2,265)	(2,006)
Unrealized (loss) gain on available-for-sale securities	(832)	102
Comprehensive loss	$(41,313)	$(17,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	$36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized gain on available-for-sale securities	—		—	102		102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	$36	$442,050	$(11,548)	$221,724	$652,262

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2023	35,838,080	36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation	—	—	7,263	—	—	7,263
Common stock issued upon exercises of options	5,676	—	22	—	—	22
Currency translation adjustment	—	—	—	(2,265)	—	(2,265)
Unrealized loss on available-for-sale securities	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	(38,216)	(38,216)
Balance at March 31, 2024	35,843,756	36	$471,084	$(16,337)	$86,417	$541,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(38,216)	$(15,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	222
Stock-based compensation	7,263	5,807
Non-cash: Net accretion of available-for-sale debt securities	(2,740)	(2,852)
Change in operating lease right-of-use assets	(1)	2
Changes in operating assets and liabilities:
Grants receivable	(130)	579
Research and development tax credits receivable	(812)	(25)
Refundable income taxes	1,326	1,199
Prepaid expenses and other current assets	(252)	230
Accounts payable	(5,551)	(2,104)
Accrued expenses and other liabilities	6,198	(2,325)
Income tax payable	—	—
Deferred income	(839)	858
Deferred revenue	—	(12,595)
Unrecognized tax benefits	1,050	—
Net cash used in operating activities	(32,400)	(26,555)
Cash flows from investing activities
Purchases of investments	(155,852)	(52,575)
Proceeds from maturities of investments	87,197	21,000
Purchase of property and equipment	(945)	(119)
Net cash used in investing activities	(69,600)	(31,694)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	22	578
Net cash provided by financing activities	22	578
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,554)	(1,771)
Net decrease in cash, cash equivalents and restricted cash	(104,532)	(59,442)
Cash, cash equivalents and restricted cash at beginning of period	251,451	285,038
Cash, cash equivalents and restricted cash at end of period	$146,919	$225,596
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$—	$88
Operating lease liabilities arising from obtaining right-of-use assets	163	79
Unrealized loss on available-for-sale securities	(832)	102
Purchases of investments included in payables for investments	6,065
Maturities of investments included in prepaid expenses and other current assets	13,000
Supplemental disclosure of cash flows
Cash paid for taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of business

iTeos Therapeutics, Inc. (iTeos Inc. or the Company), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging its deep understanding of the tumor immunology and immunosuppressive pathways we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company is focused on advancing its innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our three clinical-stage programs target novel, validated immuno-oncology pathways, including the TIGIT/CD226 pathway with TIGIT (T cell immunoreceptor with lg and ITIM domains) and the adenosine pathway with A2AR (adenosine 2A receptor) and ENT1 (equilibrative nucleoside transporter 1).

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

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company is enrolling patients with first line NSCLC in a randomized Phase 2 platform study assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. Interim assessment of this study exceeded pre-defined efficacy criteria for clinically relevant activity with clinically meaningful tumor reduction and showed an acceptable safety profile in line with the TIGIT:PD-1 class. In addition, the Company is enrolling patients in a Phase 2 platform study assessing the belrestotug and dostarlimab doublet and a triplet with GSK’s anti-CD96 antibody (GSK’608) with first-line, PD-L1 positive advanced or metastatic head and neck squamous cell carcinoma, or HNSCC, and a Phase 2 expansion trial assessing belrestotug and dostarlimab with first-line, PD-L1 positive advanced or metastatic HNSCC. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC (Cohorts 2C and 2D), we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG antibody (GSK’562).

The Company's next most advanced program is inupadenant, also known as EOS-850, a next-generation A2AR antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment. The Company is investigating inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. In April 2020, the Company reported preliminary safety data and early evidence of clinical activity as a single agent. The single-agent dose-escalation and expansion portions of the Company's Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. The Company also completed enrollment of patients in the escalation portion (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy. The Company has also completed enrollment of the Phase 2 monotherapy high biomarker trial in advanced solid tumors.

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company had a net loss of $38.2 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had retained earnings of $86.4 million. As of May 10, 2024, the issuance date of the condensed consolidated financial statements for the period ended March 31, 2024, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. Thee Company's product candidates may fail to receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve sustained profitability, and it may never do so.

Basis of presentation

The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 6, 2024. Since the date of those financial statements, there have been no material changes to significant accounting policies.

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$110,899	$—	$—	$110,899
U.S. government agency bonds	—	147,356	—	147,356
U.S. treasury bonds	198,525	—	—	198,525
Corporate debt securities	—	95,525	—	95,525
Totals	$309,424	$242,881	$—	$552,305

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$228,406	$—	$—	$228,406
U.S. government agency bonds	—	193,076	—	193,076
U.S. treasury bonds	103,597	—	—	103,597
Corporate debt securities	—	84,605	—	84,605
Totals	$332,003	$277,681	$—	$609,684

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2024 and 2023.

The Company's fixed income securities held as of March 31, 2024 and December 31, 2023 with original maturity dates beyond three months are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$147,614	$6	$(264)	$147,356
U.S. treasury bonds	199,034	18	(527)	198,525
Corporate debt securities	95,591	17	(83)	95,525
Totals	$442,239	$41	$(874)	$441,406

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$193,231	$90	$(245)	$193,076
U.S. treasury bonds	103,476	156	(35)	103,597
Corporate debt securities	84,536	114	(45)	84,605
Totals	$381,243	$360	$(325)	$381,278

The $6.3 million difference between the total amortized cost and total fair value as of March 31, 2024 in the table above and the total aggregate value of short-term and long-term investments on the balance sheet is due to two debt securities for which the original maturity at purchase was less than three months, and are therefore classified as cash equivalents on the balance sheet.

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping. The $6.3 million reconciling difference between the total amortized cost and total fair value for the short-term investments, as noted in the above paragraph, also applies to the below table as of March 31, 2024.

	March 31, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$309,252	$308,819
Due after one year through five years	132,987	132,587
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$442,239	$441,406

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$281,035	$280,739
Due after one year through five years	100,208	100,539
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,243	$381,278

There were no securities with expected credit losses or non-credit related impairment as of March 31, 2024 or December 31, 2023. There were no sales of securities which resulted in a realized loss during the three months ended March 31, 2024. The Company recognized $4.3 million of interest income earned from its available-for-sale debt securities and cash equivalents during the three months ended March 31, 2024. The Company recognized $2.8 million of accretion on its available-for-sale debt securities during the three months ended March 31, 2024. The accretion recognized was recorded to interest income during these periods. The Company recognized $5.0 million of interest income earned from its available-for-sale debt securities and money market funds during the three months ended March 31, 2023. The Company also recognized $2.9 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three months ended March 31, 2023.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Scientific equipment	$3,925	$3,434
Furniture & office equipment	1,531	1,467
Leasehold improvements & assets under construction	4,382	4,177
Total	9,838	9,078
Accumulated depreciation and amortization	(4,574)	(4,382)
Property & equipment, net	$5,264	$4,696

Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued clinical trial costs	$15,881	$6,956
Accrued professional and other fees	778	102
Total accrued expenses and other current liabilities	$16,659	$7,058

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

Through March 31, 2024, the Company has paid a total of $6.4 million to Adimab relating to milestones under the Adimab Agreement. The Company made a $1.0 million payment to Adimab in the three months ended March 31, 2024 relating to the milestone that had been achieved during the fourth quarter of 2023. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended March 31, 2024, the Company recorded to research and development expense $11.3 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $6.6 million of these costs are payable to GSK, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of March 31, 2024, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company did not recognize any revenue during the three months ended March 31, 2024, as the entirety of the revenue relating to the GSK Collaboration agreement was recognized in the first quarter of 2023. During the three months ended March 31, 2023, the Company recognized revenue totaling $12.6 million with respect to the GSK Collaboration Agreement. The revenue was classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of March 31, 2024 or December 31, 2023.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the period ended March 31, 2024:

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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses is $7.4 million under these grants.

Grants which include an obligation to repay

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $20.4 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of March 31, 2024, or December 31, 2023. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of March 31, 2024, and $0.8 million as of December 31, 2023, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three months ended March 31, 2024 and 2023, and end of period balances as of March 31, 2024, and December 31, 2023:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cash received	$—	$—	$—	$—	$—	$2,011	$—	$2,011
Grant income	$—	$—	$—	$—	$949	$735	$949	$735
Grants receivable at the end of the period	$—	$—	$—	$—	$130	$—	$130	$—
Grants repayable at the end of the period	$5,381	$5,496	$1,287	$1,317	$—	$—	$6,668	$6,813

$0.2 million of the grants repayable was included in accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023, and the remaining balance was included in grants repayable, net of current portion in the condensed consolidated balance sheet.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2023 under the Amended 2020 Plan was 9,115,915 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2024, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,791,904. The number of shares of common stock reserved for issuance as of March 31, 2024 under the Amended 2020 Plan was 10,907,819.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of March 31, 2024 under the 2020 ESPP was 612,642. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. There were no shares issued under the 2020 ESPP during the three months ended March 31, 2024. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period that was open during the three months ended March 31, 2024 was $3.89 per share. The assumptions utilized to estimate the fair value are included in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,802	$1,148
General and administrative	5,461	4,659
Total stock-based compensation expense	$7,263	$5,807

Of the $7.3 million of stock-based compensation expense recognized during the three months ended March 31, 2024, $6.4 million related to stock options, $0.8 million related to restricted stock units, and $0.1 million related to ESPP awards. Of the $5.8 million of stock-based compensation expense recognized during the three months ended March 31, 2023, $5.6 million related to stock options, $0.1 million related to restricted stock units, and $0.1 million related to ESPP awards.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	8,270,220	$17.73	6.5
Granted	1,395,201	11.54
Forfeited	(232,182)	25.32
Exercised	(5,051)	4.24
Outstanding as of March 31, 2024	9,428,188	$16.63	6.9	$26,662
Exercisable at March 31, 2024	5,254,420	$15.96	5.5	$21,785

The weighted-average grant-date fair value of options awarded during the three months ended March 31, 2024 and 2023 was $8.39 per share and $12.86 per share, respectively. As of March 31, 2024, there was a total of $47.4 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.6 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended March 31,
	2024	2023
Stock Options:
Risk-free interest rate	3.82% - 4.19%	3.46% - 4.22%
Expected term (in years)	6	6
Expected volatility	83%	91% - 93%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$10.21 - $11.58	$16.66 - $21.15
ESPP Awards:
Risk-free interest rate	5.33%	1.63%
Expected term (in years)	0.5	0.5
Expected volatility	85%	77%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$9.90	$20.92

Restricted Stock Units

The Company issued restricted stock units during the three months ended March 31, 2024, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2023	517,625	$11.81
Issued	112,200	11.58
Vested	(625)	35.86
Cancelled	(14,000)	20.00
Unvested as of March 31, 2024	615,200	$11.56

As of March 31, 2024, there was $5.6 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years.

Note 9. Income taxes

The following table presents the loss before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended March 31,
(in thousands)	2024	2023
Domestic	(25,510)	(21,316)
Foreign	(10,492)	6,964
Loss before income tax expense	(36,002)	(14,352)
Income tax expense	(2,214)	(1,199)
Effective tax rate	(6.1)%	(8.4)%

Our effective tax rates were (6.1)% and (8.4)% for the three months ended March 31, 2024 and 2023, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended March 31, 2024, additional interest was recorded on the unrecognized tax benefits liability.

The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. The unrecognized tax benefits liability increased by $1.0 million during the three months ended March 31, 2024, related to the accrual of interest expense on the liability. As of March 31, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $5.0 million, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of March 31, 2024.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of March 31, 2024 and December 31, 2023, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement (the "WuXi Agreement") with WuXi Biologics (Hong Kong) Limited ("WuXi"). The WuXi Agreement provides the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of March 31, 2024 and December 31, 2023, there are no minimum commitments under the WuXi Agreement. Additionally, as of March 31, 2024 and December 31, 2023, there are no royalties or milestones payable.

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
•
A July 2023 lease for 859 square meters of laboratory space in Gosselies, Belgium, for which the Company took occupancy in March 2024 and will terminate in December 2028. This lease does not contain any variable lease payments. There is no option within the lease agreement to terminate nor to extend the lease prior to the termination date.
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

Rent expense was $0.3 million for the three months ended March 31, 2024 and 2023.

The following table summarizes lease terms and discount rate:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	4.4	4.6
Weighted-average discount rate	4.74%	4.75%

The following table summarizes the cash flow and other information:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$163	$79
Operating cash flows used in operating leases	$347	$271

As of March 31, 2024, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2024 and the future years thereafter (in thousands):

Year ending December 31:
2024	$1,129
2025	1,487
2026	1,451
2027	959
2028	779
Thereafter	576
Total lease payments	6,381
Less: interest	(557)
Total lease liability	$5,824
Lease liabilities, current	$1,262
Lease liabilities, net of current portion	$4,562

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of March 31, 2024 and December 31, 2023, the Company had $129 thousand and $131 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of March 31, 2024.

Note 12. Net income (loss) per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. The Company uses the treasury stock method to calculate weighted-average diluted shares outstanding. For the periods ending March 31, 2024 and March 31, 2023, the common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net loss per share	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator
Net loss attributable to common stockholders	$(38,216)	$(15,551)
Denominator
Weighted-average shares used in compute net loss per share, basic	35,843,116	35,716,037
Effect of dilutive securities (a)	—	—
Weighted-average shares used to compute net loss per share, diluted	35,843,116	35,716,037
Net loss per share:
Basic	$(1.07)	$(0.44)
Diluted	$(1.07)	$(0.44)

(a) The common stock equivalents, which equaled 1,546,365 stock awards outstanding as of March 31, 2024 and 1,852,400 as of March 31, 2023, were excluded for the three months ended March 31, 2024 and 2023, respectively, due to their anti-dilutive effect.

Note 13. Subsequent events

The Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company issued these financial statements. On May 10, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) with RA Capital Healthcare Fund, L.P. and Boxer Capital, LLC (together, the “Investors”), pursuant to which the Company agreed to sell to the Investors (i) an aggregate of 1,142,857 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $17.50 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 5,714,285 shares of Common Stock for $17.499 per share of Common Stock underlying each Pre-Funded Warrant, which, together with the per share exercise price of $0.001, is equal to $17.50. The Pre-Funded Warrants do not expire. The registered direct offering resulted in aggregate gross proceeds of $120.0 million.

The issuance and sale of the Pre-Funded Warrants under the SPA and the shares of common stock issuable upon exercise of the Pre-Funded Warrants were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-271793).

The Pre-Funded Warrants include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holders or any of their affiliates would beneficially own more than 9.99% of the Company’s common stock. This threshold is subject to the Investor’s rights under the Pre-Funded Warrants to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the Investor to the Company.

The Company did not have any other material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Special note regarding forward-looking statements included in this Quarterly Report on Form 10-Q, and the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In partnership with GSK, we are enrolling patients with first line NSCLC in a randomized Phase 2 platform study assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. Interim assessment of this study exceeded pre-defined efficacy criteria for clinically relevant activity with clinically meaningful tumor reduction and showed an acceptable safety profile in line with the TIGIT:PD-1 class. In addition, we are enrolling patients in a randomized Phase 2 platform study assessing dostarlimab with belrestotug and other novel IO combinations, including nelistotug. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC (Cohorts 2C and 2D), we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in the tumor microenvironment, into proof-of concept trials in several indications following encouraging single-agent activity in Phase 1. We investigated inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. We also completed enrollment of patients in the dose escalation portion (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

Our most recent program to initiate clinical trials is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with inupadenant and other standards of care. We are enrolling patients in the dose escalation of the Phase 1 trial in advanced malignancies.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through March 31, 2024, we had raised an aggregate of $210.6 million of net proceeds from the IPO and $177.1 million from the sale of preferred stock and received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents, which totaled $146.6 million, and available-for-sale securities, which totaled $435.1 million. The Company also had recorded $13.0 million of receivables related to cash proceeds for matured investments as of March 31, 2024.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the Amended Adimab Agreement). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, the Company obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through March 31, 2024, we have paid a total of $6.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

We are also party to a biologics master services agreement, or the WuXi Agreement, with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Three Months Ended March 31,
(in thousands)	2024	2023
Allocated research and development expenses by program:
Belrestotug	$12,144	$9,649
Inupadenant	5,129	3,541
Other programs, including non-clinical programs	5,156	3,676
Unallocated research and development expenses (1)	12,100	8,732
Total research and development expense	$34,529	$25,598

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

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year ( 20.5% for 2024 and 2023) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the condensed consolidated balance sheet.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the dollar change in those items:

	Three Months Ended March 31,		Period to period
(in thousands)	2024	2023	change
Revenue:
License and collaboration revenue	$—	$12,595	$(12,595)
Total Revenue	—	12,595	(12,595)
Operating expenses:
Research and development expenses	34,529	25,598	8,931
General and administrative expenses	12,703	11,927	776
Total operating expenses	47,232	37,525	9,707
Loss from operations	(47,232)	(24,930)	(22,302)
Other income and expenses:
Grant income	949	735	214
Research and development tax credits	802	343	459
Interest income	7,386	7,851	(465)
Other income, net	2,093	1,649	444
Loss before income taxes	(36,002)	(14,352)	(21,650)
Income tax expense	(2,214)	(1,199)	(1,015)
Net loss	$(38,216)	$(15,551)	$(22,665)

License and collaboration revenue

There was no license and collaboration revenue recognized for the three months ended March 31, 2024, as the remainder of revenue recognized in connection with the GSK collaboration was recognized in the first quarter of 2023. The decrease of $12.6 million compared to the three months ended March 31, 2023 is due entirely to less revenue recognized relating to the GSK Collaboration Agreement.

Research and development expenses

Research and development expenses increased by $8.9 million to $34.5 million for the three months ended March 31, 2024, from $25.6 million for the three months ended March 31, 2023. This increase was primarily related to an increase of $1.3 million of payroll and related costs to support our continued growth, a $1.3 million increase in professional fees and expenses, a $0.8 million increase in stock-based compensation, a $5.0 million increase in clinical expenses, and an increase of $0.6 million related to facilities and other R&D expenses. These increases were partially offset by a $0.1 million decrease in collaboration milestone payments.

General and administrative expenses

General and administrative expenses increased by $0.8 million to $12.7 million for the three months ended March 31, 2024, from $11.9 million for the three months ended March 31, 2023. This increase was primarily related to a $0.2 million increase in professional fees and expenses, a $0.1 million increase in payroll and related costs, a $0.8 million increase in stock-based compensation, and a $0.2 million increase related to various other general and administrative expenses. These increases were partially offset by a decrease in recruiting expenses of $0.3 million.

Grant income

Grant income increased by $0.2 million to $0.9 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in eligible research and development spend under the two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income decreased by $0.5 million to $7.4 million for the three months ended March 31, 2024 from $7.9 million for the three months ended March 31, 2023. The decrease in interest income was due to the overall decrease in the Company's interest-generating cash equivalents and available-for-sale securities compared to the prior year period. This decrease was partially offset by increases in the interest rate yields earned by the Company's investment holdings compared to the period year period.

Other income, net

The $0.4 million decrease in other income, net in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to the foreign currency exchange gains recorded in the three months ended March 31, 2024. The U.S. Dollar had strengthened slightly relative to the Euro in the first three months of the 2024, as compared to the first three months of 2023.

Income tax expense

Our effective tax rates were (6.1)% and (8.4)% for the three months ended March 31, 2024 and 2023, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended March 31, 2024, additional interest was recorded on the unrecognized tax benefits liability.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of March 31, 2024, we had $146.6 million in cash and cash equivalents and $435.1 million in available-for-sale securities. The Company also had recorded $13.0 million of receivables related to cash proceeds for matured investments as of March 31, 2024. In addition, we have entered into the Sales Agreement with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of March 31, 2024, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(32,400)	$(26,555)
Investing activities	(69,600)	(31,694)
Financing activities	22	578
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,554)	(1,771)
Net decrease in cash, cash equivalents and restricted cash	$(104,532)	$(59,442)

Net cash used in operating activities

Net cash used in operating activities was $32.4 million during the three months ended March 31, 2024. The cash usage was primarily due to the net loss of $38.2 million, a net change in operating assets and liabilities of $0.9 million, and investment accretion of $2.7 million. The net loss was partially offset by $7.3 million of non-cash stock-based compensation expense and $0.3 million of non-cash depreciation and amortization expense. Net cash used in operating activities was $26.6 million during the three months ended March 31, 2023, which was driven by a net loss of $15.6 million, a net change in operating assets and liabilities of $14.2 million, and investment accretion of $2.9 million. The net usage was partially offset by non-cash stock-based compensation expense of $5.8 million and $0.2 million of non-cash depreciation and amortization expense.

Net cash used in investing activities

Net cash used in investing activities increased by $37.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the purchase of $155.9 million of fixed income securities in the three months ended March 31, 2024, compared to $52.6 million in the three months ended March 31, 2023. The increase in purchases was offset by $87.2 million of proceeds received upon the maturities of fixed income securities during the three months ended March 31, 2024, compared to $21.0 million of proceeds received upon the maturities of fixed income securities during the three months ended March 31, 2023. The increase of cash used in investing activities was also partially due to the purchase of $0.9 million in property and equipment and other assets during the three months ended March 31, 2024, as compared to $0.1 million in the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $22 thousand and $0.6 million during the three months ended March 31, 2024 and 2023, respectively. This was due to the proceeds received from the exercise of stock options during those periods.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $2.6 million and $1.8 million reductions of cash, cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023, respectively, were primarily caused by the increase in the euro to dollar exchange rate during those periods.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical stage programs, belrestotug, inupadenant, and EOS-984, and move to larger randomized and registration-directed trials for our programs, initiate new research and preclinical development efforts, and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

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

As of March 31, 2024, we had cash and cash equivalents of $146.6 million and available-for-sale securities of $435.1 million. The Company also had recorded $13.0 million of receivables related to cash proceeds for matured investments as of March 31, 2024. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2026.

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

There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements:

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of March 31, 2024 and December 31, 2023, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are exposed to market risk related to interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $146.6 million and $251.2 million, respectively. We had available-for-sale fixed income securities of $435.1million and $381.3 million as of March 31, 2024 and December 31, 2023, respectively. The Company also had recorded $13.0 million of receivables related to cash proceeds for matured investments as of March 31, 2024. As of March 31, 2024, our cash and cash equivalents is held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations and U.S. government agency obligations. The majority of the fixed income securities will mature within one year from March 31, 2024. There are no securities that will mature in a period greater than two years from March 31, 2024. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Assets and liabilities of iTeos Belgium SA are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated statements of operations and comprehensive loss as incurred.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on the development of belrestotug, inupadenant and EOS-984. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Challenges enrolling patients in our clinical trials may delay or prevent completion of clinical trials of our product candidates.

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

Our product candidates have the potential to be administered or co-formulated in combination with checkpoint inhibitor immunotherapies or other standards of care like chemotherapies, targeted therapies or radiotherapy. For example, in collaboration with GSK, we are exploring the development of belrestotug with multiple combinations, including with dostarlimab. Our ability to develop and ultimately commercialize our product candidates used in combination with pembrolizumab or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that commercial relationships, including our collaborations with Merck and GSK, will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

The FDA or a comparable foreign regulatory authority may require us to file separate INDs for additional clinical trials we plan to conduct with our current product candidates, belrestotug, inupadenant and EOS-984. We may not be able to file any additional INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of public health challenges on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market belrestotug, inupadenant, EOS-984 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA or NDA submission and approval of belrestotug, inupadenant, EOS-984 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
•
the so-called federal sunshine law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•
federal consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.
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

We rely on third parties to manufacture our product candidates, and we expect to continue to rely on third parties for the clinical as well as any future commercial supply of our product candidates. The development of our product candidates, and the commercialization of any approved products, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient clinical or commercial quantities of such product candidates or products, fails to do so at acceptable quality levels or prices, or fails to achieve or maintain satisfactory regulatory compliance.

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

If our CMOs fail to perform their obligations for any reason, or if there are any disruptions at our CMOs, or impacts on our CMOs, due to fire, natural hazards, vandalism, public health challenges or any other events, our manufacturing capacity could be significantly interrupted. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

In addition, there has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed

BIOSECURE Act, a draft of which is currently in the legislative process in the U.S. Congress. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The Act defines a “biotechnology company of concern” to include WuXi Apptec and its affiliates. We are presently party to agreements with both WuXi Apptec and WuXi Biologics, an affiliate of WuXi Apptec, pursuant to which WuXi provides development and manufacturing services. If adopted, the BIOSECURE Act would have the effect of requiring us to ensure that U.S. supplies of each of our products is manufactured by alternative CMO suppliers prior to our entering into any contract with the U.S. government with respect to such product. We have begun the process of transitioning from WuXi to other manufacturers, but the completion of this process may take longer than expected due to challenges inherent in technology transfer. Additionally, this or similar legislation could adversely impact WuXi’s operations or financial position which, in turn, could impact its ability to perform services for us under the WuXi Agreement, which could require us to seek alternative services possibly resulting in increased costs and delays. We may also face additional manufacturing and supply-chain risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, and to conduct IND-enabling studies for additional product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. Although we conduct our research and development in Belgium, our headquarters is located in Massachusetts, and we plan on expanding our clinical development activities in the Boston area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of our competitors have greater financial and other resources, different risk profiles and a longer history in the industry than we do, and may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. For example, our interim Chief Medical Officer is a consultant. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Any or all of these factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our current product candidates or any future product candidates and to grow our business and operations as currently contemplated.

Information system failures or unauthorized or inappropriate use of or access to our information systems risk disclosure of confidential or proprietary information, including personal data, and could damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to collect, process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery, research and development efforts, we collect and use sensitive data, including intellectual property, proprietary or confidential business information, and a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information.The secure maintenance of this information is critical to our operations, business strategy and reputation. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.

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

At March 31, 2024, we had an estimated cumulative carry forward tax losses of $64.1 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used within four subsequent taxable periods. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region will provide us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. We are no longer receiving payments from these grants, and therefore did not receive any payments for these grants to date in 2024.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 64.5% of our outstanding voting stock as of March 31, 2024. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

iTeos Therapeutics, Inc.

Date: May 10, 2024	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: May 10, 2024	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)