Form 10-Q
period 2024-06-30
iTeos Therapeutics, Inc.
filed 2024-08-08
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024 the registrant had 36,521,845 shares of common stock, $0.001 par value per share, outstanding.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, including the section entitled "Risk factors" and "Management’s discussion and analysis" of financial condition and results of operations” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials, including statements regarding anticipated results of our clinical trials, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” "will," "would," "if," or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ from current expectations include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q and in any subsequent filings with the SEC. If one of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$251,098	$251,177
Short-term investments (amortized cost of $320,709)	320,158	280,739
Grants receivable	393	—
Research and development tax credits receivable	727	135
Refundable income taxes	6,228	6,365
Unbilled milestone receivable	35,000	—
Prepaid expenses and other currents assets	13,001	12,236
Total current assets	626,605	550,652
Property and equipment, net	5,334	4,696
Long-term investments (amortized cost of $108,164)	107,846	100,539
Research and development tax credits receivable, net of current portion	5,465	4,508
Restricted cash	303	274
Right of use assets	5,500	6,036
Other assets	788	883
Total assets	$751,841	$667,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,055	$11,293
Accrued expenses and other current liabilities	15,431	7,058
Accrued personnel expenses	5,299	8,562
Payable for investments	—	9,787
Deferred income	1,604	2,063
Lease liabilities	1,277	1,251
Total current liabilities	34,666	40,014
Grants repayable, net of current portion	6,028	6,609
Lease liabilities, net of current portion	4,239	4,807
Unrecognized tax benefits	43,040	40,930
Total liabilities	87,973	92,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 36,519,945 and 35,838,080 shares issued and outstanding, respectively	37	36
Additional paid-in capital	601,102	463,799
Accumulated other comprehensive loss	(16,560)	(13,240)
Retained earnings	79,289	124,633
Total stockholders’ equity	663,868	575,228
Total liabilities and stockholders’ equity	$751,841	$667,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
License and collaboration revenue	$35,000	$—	$35,000	$12,595
Total revenue	35,000	—	35,000	12,595
Operating expenses:
Research and development expenses	36,709	29,186	71,238	54,885
General and administrative expenses	12,457	13,435	25,160	25,385
Total operating expenses	49,166	42,621	96,398	80,270
Loss from operations	(14,166)	(42,621)	(61,398)	(67,675)
Other income and expenses:
Grant income	522	799	1,472	1,534
Research and development tax credits	893	386	1,696	729
Interest income	7,817	8,042	15,203	15,893
Other income, net	67	326	2,158	2,099
Loss before income taxes	(4,867)	(33,068)	(40,869)	(47,420)
Income tax expense	(2,261)	(1,232)	(4,475)	(2,431)
Net loss	$(7,128)	$(34,300)	$(45,344)	$(49,851)
Basic net loss per common share	$(0.18)	$(0.96)	$(1.20)	$(1.39)
Diluted net loss per common share	$(0.18)	$(0.96)	$(1.20)	$(1.39)
Weighted-average common shares outstanding - basic	39,699,053	35,768,952	37,771,084	35,742,641
Weighted-average common shares outstanding - diluted	39,699,053	35,768,952	37,771,084	35,742,641

Net loss	$(7,128)	$(34,300)	$(45,344)	$(49,851)
Foreign currency translation adjustments	(151)	104	(2,416)	(1,902)
Unrealized loss on available-for-sale securities	(72)	(1,722)	(906)	(1,620)
Comprehensive loss	$(7,351)	$(35,918)	$(48,666)	$(53,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	$36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized gain on available-for-sale securities	—	—	—	102	—	102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	$36	$442,050	$(11,548)	$221,724	$652,262
Stock-based compensation	—	—	6,964	—	—	6,964
Common stock issued upon exercises of options	21,292	—	218	—	—	218
Currency translation adjustment	—	—	—	104	—	104
Unrealized loss on available-for-sale securities	—	—	—	(1,722)	—	(1,722)
Net income	—	—	—	—	(34,300)	(34,300)
Balance at June 30, 2023	35,781,919	$36	$449,232	$(13,166)	$187,424	$623,526

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2023	35,838,080	36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation	—	—	7,263	—	—	7,263
Common stock issued upon exercises of options and release of restricted stock units	5,676	—	22	—	—	22
Currency translation adjustment	—	—	—	(2,265)	—	(2,265)
Unrealized loss on available-for-sale securities	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	(38,216)	(38,216)
Balance at March 31, 2024	35,843,756	36	$471,084	$(16,337)	$86,417	$541,200
Stock-based compensation	—	—	8,062	—	—	8,062
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	433,332	—	2,383	—	—	2,383
Issuance of common stock and pre-funded warrant, net of offering costs	1,142,857	1	119,573	—	—	119,574
Exchange of common stock for pre-funded warrant	(900,000)	—	—	—	—	—
Currency translation adjustment	—	—	—	(151)	—	(151)
Unrealized loss on available-for-sale securities	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(7,128)	(7,128)
Balance at June 30, 2024	36,519,945	37	$601,102	$(16,560)	$79,289	$663,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(45,344)	$(49,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	447
Stock-based compensation	15,325	12,771
Non-cash: Net accretion of available-for-sale debt securities	(5,527)	(5,386)
Change in operating lease right-of-use assets	(5)	—
Changes in operating assets and liabilities:
Grants receivable	(397)	584
Research and development tax credits receivable	(1,705)	(729)
Refundable income taxes	140	(1,839)
Unbilled milestone receivable	(35,000)
Prepaid expenses and other current assets	(1,051)	702
Accounts payable	(218)	(2,512)
Accrued expenses and other liabilities	5,130	989
Income tax payable	—	—
Deferred income	(399)	1,318
Deferred revenue	—	(12,595)
Unrecognized tax benefits	2,110	—
Net cash used in operating activities	(66,327)	(56,101)
Cash flows from investing activities
Purchases of investments	(245,073)	(139,037)
Proceeds from maturities of investments	193,182	128,265
Purchase of property and equipment	(1,387)	(819)
Net cash used in investing activities	(53,278)	(11,591)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchases	2,404	796
Proceeds from issuance of common stock and pre-funded warrant	119,994
Net cash provided by financing activities	122,398	796
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,843)	(1,659)
Net decrease in cash, cash equivalents and restricted cash	(50)	(68,555)
Cash, cash equivalents and restricted cash at beginning of period	251,451	285,038
Cash, cash equivalents and restricted cash at end of period	$251,401	$216,483
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$2	$20
Operating lease liabilities arising from obtaining right-of-use assets	235	1,059
Unrealized loss on available-for-sale securities	(906)	(1,620)
Offering costs included within accounts payable	277	—
Supplemental disclosure of cash flows
Cash paid for taxes	$2,384	$4,321

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

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company is enrolling patients in a randomized, double-blind Phase 3 registrational trial, GALAXIES Lung-301, assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high non-small cell lung cancer (NSCLC). The Company is also enrolling patients with first line PD-L1 high NSCLC in a randomized Phase 2 platform study, GALAXIES Lung-201, assessing dostarlimab with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. An interim assessment of the GALAXIES Lung-201 study exceeded pre-defined efficacy criteria for clinically relevant activity with clinically meaningful tumor reduction and showed an acceptable safety profile in line with the TIGIT:PD-1 class. In addition, the Company is enrolling patients in a Phase 2 platform study, GALAXIES H&N-202, assessing the belrestotug and dostarlimab doublet and a triplet with GSK’s anti-CD96 antibody (GSK’608) with first-line, PD-L1 positive advanced or metastatic head and neck squamous cell carcinoma (HNSCC) and a Phase 2 expansion trial assessing belrestotug and dostarlimab with first-line, PD-L1 positive advanced or metastatic HNSCC. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC (Cohorts 2C and 2D), we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG antibody (GSK’562).

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company had a net loss of $7.1 million and $45.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company had retained earnings of $79.3 million. As of August 8, 2024, the issuance date of the condensed consolidated financial statements for the period ended June 30, 2024, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

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

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 6, 2024. Since the date of those financial statements, the Company issued pre-funded warrants to purchase up to a total of 6,614,285 shares of its common stock. The Company evaluated the pre-funded warrants under ASC 480, Distinguishing Liabilities from Equity, and determined that the pre-funded warrants did not meet the criteria for liability classification. As such, the pre-funded warrants are recorded as equity in the statement of stockholders' equity. The shares underlying the pre-funded warrants are included in the calculation of basic net loss per share because they are considered shares issuable for little or no consideration under ASC 260, Earnings Per Share. There have been no other material changes to significant accounting policies.

From time to time, new accounting pronouncements are issued that the Company adopts as of the specified effective date. The Company does not believe that the adoption of any recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$218,382	$—	$—	$218,382
U.S. government agency bonds	—	93,411	—	93,411
U.S. treasury bonds	233,834	—	—	233,834
Corporate debt securities	—	105,739	—	105,739
Totals	$452,216	$199,150	$—	$651,366

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$228,406	$—	$—	$228,406
U.S. government agency bonds	—	193,076	—	193,076
U.S. treasury bonds	103,597	—	—	103,597
Corporate debt securities	—	84,605	—	84,605
Totals	$332,003	$277,681	$—	$609,684

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. U.S. treasury securities are also classified as Level 1 because they are valued using quoted prices. U.S. government agency and corporate securities are classified within Level 2 of the fair value hierarchy because they are valued using market-based models that consider inputs such as yield, prices of comparable securities, coupon rate, maturity, and credit quality.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2024 and 2023.

The Company's fixed income securities held as of June 30, 2024 and December 31, 2023 with original maturity dates beyond three months are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$93,604	$-	$(193)	$93,411
U.S. treasury bonds	234,418	84	(668)	233,834
Corporate debt securities	105,831	8	(100)	105,739
Totals	$433,853	$92	$(961)	$432,984

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$193,231	$90	$(245)	$193,076
U.S. treasury bonds	103,476	156	(35)	103,597
Corporate debt securities	84,536	114	(45)	84,605
Totals	$381,243	$360	$(325)	$381,278

The $5.0 million difference between the total amortized cost and total fair value as of June 30, 2024 in the table above and the total aggregate value of short-term and long-term investments on the balance sheet is due to a debt security for which the original maturity at purchase was less than three months, and is therefore classified as a cash equivalent on the balance sheet.

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping. The $5.0 million reconciling difference between the total amortized cost and total fair value for the short-term investments, as noted in the above paragraph, also applies to the below table as of June 30, 2024.

	June 30, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$325,690	$325,138
Due after one year through five years	108,163	107,846
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$433,853	$432,984

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$281,035	$280,739
Due after one year through five years	100,208	100,539
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,243	$381,278

There were no securities with expected credit losses or non-credit related impairment as of June 30, 2024 or December 31, 2023. There were no sales of securities which resulted in a realized loss during the three and six months ended June 30, 2024. The Company recognized $5.3 million and $9.6 million of interest income earned from its available-for-sale debt securities and cash and cash equivalents during the three and six months ended June 30, 2024, respectively. The Company recognized $2.8 million and $5.6 million of accretion on its available-for-sale debt securities during the three and six months ended June 30, 2024. The accretion recognized was recorded to interest income during these periods. The Company recognized $5.5 million and $10.5 million of interest income earned from its available-for-sale debt securities and money market funds during the three and six months ended June 30, 2023, respectively. The

Company also recognized $2.5 million and $5.4 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three and six months ended June 30, 2023.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Scientific equipment	$4,449	$3,434
Furniture & office equipment	1,206	1,467
Leasehold improvements & assets under construction	4,201	4,177
Total	9,857	9,078
Accumulated depreciation and amortization	(4,523)	(4,382)
Property & equipment, net	$5,334	$4,696

Depreciation and amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued clinical trial costs	$14,413	$6,956
Accrued professional and other fees	1,018	102
Total accrued expenses and other current liabilities	$15,431	$7,058

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

Through June 30, 2024, the Company has paid a total of $6.4 million to Adimab relating to milestones under the Adimab Agreement. The Company made a $1.0 million payment to Adimab in the three and six months ended June 30, 2024 relating to the milestone that had been achieved during the fourth quarter of 2023. The Company also made an accrual in the amount of $3.0 million in connection with a development milestone that was deemed probable to occur early in the third quarter of 2024, as of the end of the quarter ended June 30, 2024. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three and six months ended June 30, 2024, the Company recorded to research and development expense $11.5 million and $22.6 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $9.7 million of these costs are payable to GSK; $6.9 million of which is recorded in accounts payable and $2.8 million of which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2024. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of June 30, 2024, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

The transaction price is being recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer are incurred. The performance obligation was fully completed in the three months ended March 31, 2023. Revenue was recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There were no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation were labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

The Company recognized $35.0 million of revenue during the three and six months ended June 30, 2024, relating to the dosing of the first patient in the Phase 3 study for GALAXIES-301 in collaboration with GSK. The Company determined as of the quarter ended June 30, 2024 that the milestone that triggered a $35.0 million payment from GSK was probable to occur, and the Company therefore deemed it probable that there would not be a significant reversal of the related revenue recorded in the quarter ended June 30, 2024. The entirety of the milestone payment was recognized as revenue at once because the one combined performance obligation identified within the GSK contract had been fully satisfied in the first quarter of 2023. During the six months ended June 30, 2023, the Company recognized the remaining revenue relating to the upfront payment totaling $12.6 million with respect to the GSK Collaboration Agreement. The revenue was classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of June 30, 2024 or December 31, 2023.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the period ended June 30, 2024.

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

Note 6. Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs)

The Company has been awarded grants from the Walloon Region, a federal region of Belgium (the "Walloon Region") and the European Union (the "Granting Agencies") to fund research and development activities. The grants reimburse a percentage (55-100%) of actual qualifying expenditures. The Company periodically submits proof of qualifying expenditures to the Granting Agencies for approval and reimbursement. To date, the Company has received funding under several grants which included no obligation to repay and two grants that include potential obligations to repay.

As the Granting Agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income in the condensed consolidated statement of operations and comprehensive loss.

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund for qualifying research and development expenses is $10.5 million under these grants.

Grants which include an obligation to repay

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $20.2 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region ("RCA-2") for up to $4.6 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of June 30, 2024, or December 31, 2023. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of June 30, 2024, and $0.8 million as of December 31, 2023, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the six months ended June 30, 2024 and 2023, and end of period balances as of June 30, 2024, and December 31, 2023:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cash received	$—	$—	$—	$—	$777	$3,121	$777	$3,121
Grant income	$—	$28	$—	$—	$1,472	$1,506	$1,472	$1,534
Grants receivable at the end of the period	$—	$—	$—	$—	$393	$—	$393	$—
Grants repayable at the end of the period	$5,351	$5,496	$1,277	$1,317	$—	$—	$6,628	$6,813

$0.2 million of the grants repayable was included in accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023, and the remaining balance was included in grants repayable, net of current portion in the condensed consolidated balance sheet.

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

On May 10, 2024, the Company entered into a Securities Purchase Agreement ("SPA") with RA Capital Healthcare Fund, L.P. ("RA Capital"), and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of the Company's common stock and to Boxer Capital 1,142,857 shares of common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds to the Company from the sale of the Securities to RA Capital and Boxer Capital was $120.0 million, partially offset by $0.3 million of costs incurred in connection with the offering. The Securities were issued in a registered direct offering pursuant to the Company's Registration Statement on Form S-3 (File No. 333-271793) (the "RDO").

The pre-funded warrant grants to RA Capital the right to purchase shares of common stock at any time. Such right does not expire. The pre-funded warrant is subject to adjustment upon certain corporate events, including certain stock dividends and splits, combinations, reclassifications, and certain other events.

The Company determined that the pre-funded warrant did not meet the classification of a liability under ASC 480, Distinguishing Liabilities from Equity. The Company concluded that the pre-funded warrant should be classified as equity based on an analysis performed under ASC 815-40, Contracts in an Entity's Own Equity. The issuance of the warrant was therefore reflected as an increase to Additional Paid-in Capital in the amount of $100 million. The amount of the $20 million in excess of the par value of the shares of common stock sold to Boxer Capital was also reflected as an increase to Additional Paid-in Capital.

On May 12, 2024, the Company entered into an Exchange Agreement (the "Exchange Agreement") with RA Capital, pursuant to which RA Capital agreed to exchange 900,000 shares of the Company’s common stock for a pre-funded warrant (the “Exchange Warrant”) to purchase up to 900,000 shares of common stock. The terms of the Exchange Warrant are substantially similar to the pre-funded warrant described above. The Exchange Agreement did not have any cash impact, and therefore did not impact the statement of cash flows.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2023 under the Amended 2020 Plan was 9,115,915 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2024, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,791,904. The number of shares of common stock reserved for issuance as of June 30, 2024 under the Amended 2020 Plan was 11,627,288, which includes the impact of exercises of stock options to purchase shares of common stock out of and cancellations of stock options to purchase shares of common stock added back into this reserve to date.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of June 30, 2024 under the 2020 ESPP was 580,443. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. There were 32,199 shares issued under the 2020 ESPP during the three and six months ended June 30, 2024. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period that was open as of the end of the three and six months ended June 30, 2024 was $6.45 per share. The assumptions utilized to estimate the fair value are included in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,478	$1,736	$4,280	$2,885
General and administrative	5,584	5,228	11,045	9,886
Total stock-based compensation expense	$8,062	$6,964	$15,325	$12,771

Of the $8.1 million and $15.3 million of stock-based compensation expense recognized during the three and six months ended June 30, 2024, $7.2 million and $13.6 million related to stock options, respectively, $0.8 million and $1.6 million related to restricted stock units, respectively, and $0.1 million related to ESPP awards in both periods. Of the $7.0 million and $12.8 million of stock-based compensation expense recognized during the three and six months ended June 30, 2023, $6.7 million and $12.3 million related to stock options, respectively, $0.2 million and $0.4 million related to restricted stock units, respectively, and $0.1 million related to ESPP awards in both periods.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	8,270,220	$17.73	6.5
Granted	2,119,270	12.00
Forfeited	(396,036)	30.95
Exercised	(405,559)	5.26
Outstanding as of June 30, 2024	9,587,895	$16.44	7.3	$29,754
Exercisable at June 30, 2024	5,366,265	$16.66	5.9	$21,573

The weighted-average grant-date fair value of options awarded during the six months ended June 30, 2024 and 2023 was $8.70 per share and $12.61 per share, respectively. As of June 30, 2024, there was a total of $47.1 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.5 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options:
Risk-free interest rate	4.34% - 4.64%	3.50% - 3.99%	3.82% - 4.64%	3.46% - 4.22%
Expected term (in years)	5.5 - 6	5.5 - 6	5.5 - 6	5.5 - 6
Expected volatility	82% - 84%	92% - 96%	82% - 84%	91% - 96%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$11.78 - $16.32	$13.45 - $15.85	$10.21 - $16.32	$13.45 - $21.15
ESPP Awards:
Risk-free interest rate	5.39%	5.44%	5.39%	5.44%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	80%	95%	80%	95%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$16.98	$15.85	$16.98	$15.85

Restricted Stock Units

The Company issued restricted stock units during the six months ended June 30, 2024, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2023	517,625	$11.81
Issued	289,965	11.58
Vested	(1,250)	35.86
Cancelled	(14,000)	20.00
Unvested as of June 30, 2024	792,340	$11.55

As of June 30, 2024, there was $6.7 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years.

Note 9. Income taxes

The following table presents the loss before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Domestic	(22,729)	(14,868)	(42,808)	(36,184)
Foreign	17,862	(18,200)	1,939	(11,236)
Loss before income tax expense	(4,867)	(33,068)	(40,869)	(47,420)
Income tax expense	(2,261)	(1,232)	(4,475)	(2,431)
Effective tax rate	(46.4)%	(3.7)%	(10.9)%	(5.1)%

The Company's effective tax rates were (46.4)% and (10.9)% for the three and six months ended June 30, 2024, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $1.0 million and

$2.1 million during the three and six months ended June 30, 2024, respectively, related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2024. The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. As of June 30, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $6.0 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2024.

The Company's effective tax rate was (3.7)% for the three months ended June 30, 2023, and (5.1)% for the six months ended June 30, 2023. The rates differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the three and six months ended June 30, 2023 primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of June 30, 2024 and December 31, 2023, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement (the "WuXi Agreement") with WuXi Biologics (Hong Kong) Limited ("WuXi"). The WuXi Agreement provides the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of June 30, 2024 and December 31, 2023, there are no minimum commitments under the WuXi Agreement. Additionally, as of June 30, 2024 and December 31, 2023, there are no royalties or milestones payable.

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

Rent expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively. Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes lease terms and discount rate:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	4.2	4.6
Weighted-average discount rate	4.74%	4.75%

The following table summarizes the cash flow and other information:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$73	$981	$235	$1,059
Operating cash flows used in operating leases	$421	$278	$768	$549

As of June 30, 2024, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2024 and the future years thereafter (in thousands):

Year ending December 31:
2024	$754
2025	1,503
2026	1,467
2027	968
2028	786
Thereafter	580
Total lease payments	6,058
Less: interest	(542)
Total lease liability	$5,516
Lease liabilities, current	$1,277
Lease liabilities, net of current portion	$4,239

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of June 30, 2024 and December 31, 2023, the Company had $160 thousand and $131 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of June 30, 2024.

Boxer Capital is considered a related party to the Company due to its Chief Executive Officer serving as a member of the Company's Board of Directors. The Company issued 1,142,857 shares of its common stock to Boxer Capital for total proceeds of $20.0 million pursuant to the SPA dated May 10, 2024.

RA Capital has historically been a related party to the Company due to its partner serving on the Company's Board of Directors and its beneficial ownership of the Company which exceeded 10%. RA Capital's partner resigned from the Company's Board of Directors effective December 5, 2023. The Company issued to RA Capital a pre-funded warrant to purchase 5,714,285 shares of its common stock for total proceeds of $100.0 million pursuant to the SPA dated May 10, 2024. On May 14, 2024, RA Capital exchanged 900,000 shares of the Company's common stock for a pre-funded warrant to purchase up to 900,000 shares of the Company's common stock. Upon the execution of the Exchange Agreement, RA Capital's beneficial ownership fell below the 10% principal owner threshold per ASC 850, Related Party Transactions.

Note 12. Net loss per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. The Company uses the treasury stock method to calculate weighted-average diluted shares outstanding. For the periods ending June 30, 2024 and June 30, 2023, the common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net loss per share	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(7,128)	$(34,300)	$(45,344)	$(49,851)
Denominator
Weighted-average shares used in compute net loss per share, basic	39,699,053	35,768,952	37,771,084	35,742,641
Effect of dilutive securities (a)	—	—	—	—
Weighted-average shares used to compute net loss per share, diluted	39,699,053	35,768,952	37,771,084	35,742,641
Net loss per share:
Basic	$(0.18)	$(0.96)	$(1.20)	$(1.39)
Diluted	$(0.18)	$(0.96)	$(1.20)	$(1.39)

(a) The common stock equivalents, which equaled 1,884,542 and 2,028,359 stock awards outstanding for the three and six months ended June 30, 2024, respectively, and 1,705,906 and 1,790,788 for the three and six months ended June 30, 2023, were excluded for the period then ended, respectively, due to their anti-dilutive effect.

In accordance with ASC 260, Earnings Per Share, the shares of common stock underlying the pre-funded warrants are considered shares issuable for little or no cash consideration, and are therefore included in the calculation of basic net loss per share in the above table.

Note 13. Subsequent events

In early July 2024, the Company achieved a milestone under the GSK Collaboration upon the dosing of the first patient in the Phase 3 trial of GALAXIES-301. The dosing of the first patient in this trial triggered a $35.0 million payment to the Company from GSK. As discussed in Note 5 - License and Collaboration Agreements, it was determined that there would not be a significant reversal of the related revenue recognized as of the end of the quarter ended June 30, 2024.

The Company therefore recognized the $35.0 million as license and collaboration revenue in the quarter ended June 30, 2024.

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

In partnership with GSK, we are enrolling patients in a randomized, double-blind Phase 3 registrational trial, GALAXIES Lung-301, assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high NSCLC. We are also enrolling patients with first-line PD-L1 high NSCLC in a randomized Phase 2 platform study, GALAXIES Lung-201, assessing the dostarlimab with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. An interim assessment of the GALAXIES Lung-201 study exceeded pre-defined efficacy criteria for clinically relevant activity with clinically meaningful tumor reduction and showed an acceptable safety profile in line with the TIGIT:PD-1 class. In addition, we are enrolling patients in a randomized Phase 2 platform study, GALAXIES H&N-202, assessing dostarlimab with belrestotug and other novel IO combinations, including nelistotug, in patients with first-line HNSCC. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC, we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

We are also advancing inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in the tumor microenvironment, into a proof-of concept trial following encouraging single-agent activity in Phase 1. We investigated inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. We also completed enrollment of patients in the dose escalation portion (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

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

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering, or IPO. Through June 30, 2024, we had raised an aggregate of $210.6 million of net proceeds from the IPO, $177.1 million from the sale of preferred stock, received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement, and received net proceeds of $119.7 million from the registered direct offering executed in the quarter ended June 30, 2024. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents, which totaled $251.1 million, and available-for-sale securities, which totaled $428.0 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC, or Adimab, pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, the Company obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through June 30, 2024, we have paid a total of $6.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement. In addition, as of June 30, 2024 we have recorded an accrual of $3.0 million payable to Adimab based on the determination that the milestone for dosing the first patient in a Phase 3 trial was probable to occur as of the quarter then ended.

We are also party to a biologics master services agreement, or the WuXi Agreement, with WuXi Biologics Hong Kong Limited, or WuXi, pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

On December 10, 2019, we entered into a Clinical Trial Collaboration and Supply Agreement (the "MSD Agreement") with MSD International GmbH ("MSD"), a subsidiary of Merck & Co., Inc. Under the MSD Agreement, we sponsor a clinical trial in which both our compound and MSD’s compound are dosed in combination. We conduct the research at our own cost and MSD contributes its compound towards the study at no cost to us. We will equally own the clinical data and inventions from the study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties. We began receiving compounds from MSD on April 1, 2020 and we began the research study in the third quarter of 2020.

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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Allocated research and development expenses by program:
Belrestotug	$11,594	$9,558	$23,738	$19,207
Inupadenant	5,559	5,953	10,689	9,495
Other programs, including non-clinical programs	7,134	4,067	12,290	7,743
Unallocated research and development expenses (1)	12,422	9,608	24,521	18,440
Total research and development expense	$36,709	$29,186	$71,238	$54,885

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the dollar change in those items:

	Three Months Ended June 30,		Period to period
(in thousands)	2024	2023	change
Revenue:
License and collaboration revenue	$35,000	$—	$35,000
Total Revenue	35,000	—	35,000
Operating expenses:
Research and development expenses	36,709	29,186	7,523
General and administrative expenses	12,457	13,435	(978)
Total operating expenses	49,166	42,621	6,545
Loss from operations	(14,166)	(42,621)	28,455
Other income and expenses:
Grant income	522	799	(277)
Research and development tax credits	893	386	507
Interest income	7,817	8,042	(225)
Other income, net	67	326	(259)
Loss before income taxes	(4,867)	(33,068)	28,201
Income tax expense	(2,261)	(1,232)	(1,029)
Net loss	$(7,128)	$(34,300)	$27,172

License and collaboration revenue

The Company recognized $35.0 million of license and collaboration revenue for the three months ended June 30, 2024, due to the initiation of the GALAXIES-301 Phase 3 trial. There was no such revenue recognized in the three months ended June 30, 2023.

Research and development expenses

Research and development expenses increased by $7.5 million to $36.7 million for the three months ended June 30, 2024, from $29.2 million for the three months ended June 30, 2023. This increase was primarily related to an increase of

$1.7 million in clinical expenses, a $1.1 million increase of payroll and related costs to support our continued growth as we advance our programs, an increase of $0.8 million related to facilities and other R&D expenses, a $0.7 million increase in stock-based compensation, and a $0.2 million increase in professional fees and expenses. There was also a $3.0 million increase in milestone expenses recorded in connection with the initiation of the GALAXIES-301 Phase 3 trial. The overall increase was primarily driven by increased program activity compared to the prior year, primarily in the belrestotug and non-clinical programs.

General and administrative expenses

General and administrative expenses decreased by $0.9 million to $12.5 million for the three months ended June 30, 2024, from $13.4 million for the three months ended June 30, 2023. This decrease was primarily related to a $0.4 million decrease in payroll and related costs, a $0.4 million decrease in commercial-related expenses, a $0.4 million decrease related to various other general and administrative expenses, and a $0.1 million decrease in professional fees and expenses. These decreases were partially offset by an increase in stock-based compensation of $0.4 million.

Grant income

Grant income decreased by $0.3 million to $0.5 million for the three months ended June 30, 2024 from $0.8 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease in eligible research and development spend under the two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income decreased by $0.2 million to $7.8 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023. The decrease in interest income was due to the overall decrease in the Company's interest-generating cash equivalents and available-for-sale securities through the first portion of the quarter, compared to the three months ended June 30, 2023. This decrease was partially offset by an increase in interest-generating cash equivalents upon the receipt of the proceeds from the RDO during the three months ended June 30, 2024.

Other income, net

The $0.3 million decrease in other income, net in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily due to a reduction of foreign currency exchange gains recorded in the three months ended June 30, 2024. The U.S. Dollar had weakened slightly relative to the Euro in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Income tax expense

Our effective tax rate was (46.4)% for the three months ended June 30, 2024. This rate differed from the federal and foreign statutory rate of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $1.1 million during the three months ended June 30, 2024 related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2024.

Our effective tax rate was (3.7)% for the three months ended June 30, 2023. The rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the three months ended June 30, 2023 primarily because no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the dollar change in those items:

	Six Months Ended June 30,		Period to period
(in thousands)	2024	2023	change
Revenue:
License and collaboration revenue	$35,000	$12,595	$22,405
Total revenue	35,000	12,595	22,405
Operating expenses:
Research and development expenses	71,238	54,885	16,353
General and administrative expenses	25,160	25,385	(225)
Total operating expenses	96,398	80,270	16,128
Loss from operations	(61,398)	(67,675)	6,277
Other income and expenses:
Grant income	1,472	1,534	(62)
Research and development tax credits	1,696	729	967
Interest income	15,203	15,893	(690)
Other income, net	2,158	2,099	59
Loss before income taxes	(40,869)	(47,420)	6,551
Income tax expense	(4,475)	(2,431)	(2,044)
Net loss	$(45,344)	$(49,851)	$4,507

License and collaboration revenue

License and collaboration revenue increased by $22.4 million to $35.0 million for the six months ended June 30, 2024, as compared to $12.6 million for the six months ended June 30, 2023. The increase was due to the recognition of revenue relating to the milestone from GSK associated with the initiation of the GALAXIES-301 Phase 3 trial in the six months ended June 30, 2024. The revenue recognized in the six months ended June 30, 2023 related to the remainder of the revenue recognized in connection with the GSK upfront payment.

Research and development expenses

Research and development expenses increased by $16.4 million to $71.2 million for the six months ended June 30, 2024, from $54.9 million for the six months ended June 30, 2023. This increase was primarily related to a $6.7 million increase in clinical expenses, an increase of $2.4 million of payroll and related costs to support our continued growth as we advance our programs, an increase of $1.6 million related to facilities and other R&D expenses, a $1.5 million increase in professional fees and expenses, and a $1.4 million increase in stock-based compensation. There was also a $2.8 million increase in milestone expenses, driven by the $3.0 million milestone recorded in connection with the initiation of the GALAXIES-301 Phase 3 trial. The overall increase was primarily driven by increased program activity compared to the prior year, primarily in the belrestotug and non-clinical programs.

General and administrative expenses

General and administrative expenses decreased by $0.2 million to $25.2 million for the six months ended June 30, 2024, from $25.4 million for the six months ended June 30, 2023. This decrease was primarily related a $0.3 million decrease in payroll and related costs, a $0.3 million decrease related to recruiting expenses, and a decrease in other general and administrative expenses of $1.0 million. These decreases were partially offset by an increase in stock-based compensation of $1.2 million, an increase of $0.1 million of professional fees, and an increase of $0.1 million of facilities expenses.

Grant income

Grant income decreased by $0.1 million to $1.5 million for the six months ended June 30, 2024, from $1.6 million for the six months ended June 30, 2023. The decrease was primarily driven by a decrease in eligible research and development spend under the two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income decreased by $0.7 million to $15.2 million for the six months ended June 30, 2024, from $15.9 million for the six months ended June 30, 2023 . The decrease in interest income was due to the overall decrease in the Company's interest-generating cash equivalents and available-for-sale securities through a majority of the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was partially offset by an increase in interest-generating cash equivalents upon the receipt of the proceeds from the RDO during the second quarter ended June 30, 2024.

Other income, net

The minor $0.1 million increase in other income, net in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to a reduction of foreign currency rates remaining relatively flat between the periods ended June 30, 2024 and June 30, 2023.

Income tax expense

Our effective tax rate was (10.9)% for the six months ended June 30, 2024. It differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $2.1 million during the six months ended June 30, 2024, related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2024. The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. As of June 30, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $6.0 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2024.

Our effective tax rate was (5.1)% for the six months ended June 30, 2023. It differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the six months ended June 30, 2023 primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of June 30, 2024, we had $251.1 million in cash and cash equivalents and $428.0 million in available-for-sale securities. The Company has also recorded an accrued milestone in the amount of $35.0 million relating to the revenue recognized for the initiation of the GALAXIES-301 Phase 3 clinical trial. In addition, we have entered into the Sales Agreement with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In the quarter ended June 30, 2024, we entered into a Securities Purchase Agreement ("SPA") with RA Capital and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of our common stock, and to Boxer Capital 1,142,857 shares of our common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was

$100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds from the sale of the Securities to the Investors is $120.0 million, partially offset by $0.3 million of costs incurred to execute the offering.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from the programs, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of June 30, 2024, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(66,327)	$(56,101)
Investing activities	(53,278)	(11,591)
Financing activities	122,398	796
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,843)	(1,659)
Net decrease in cash, cash equivalents and restricted cash	$(50)	$(68,555)

Net cash used in operating activities

Net cash used in operating activities was $66.3 million during the six months ended June 30, 2024. The cash usage was primarily due to the net loss of $45.3 million, a net change in operating assets and liabilities of $33.6 million, and investment accretion of $5.5 million. The net change in operating assets and liabilities was primarily driven by the $35.0 million change in the milestone receivable balance, partially offset by other net changes including a $5.1 million increase in accrued expenses and a $2.1 million increase in the uncertain tax benefit. An increase of $1.1 million of prepaid expenses and other current assets and a $1.7 million increase in R&D tax credits receivable also contributed to the net change in operating activities. The net loss was partially offset by $15.3 million of non-cash stock-based compensation expense and $0.6 million of non-cash depreciation and amortization expense. Net cash used in operating activities was $56.1 million during the six months ended June 30, 2023, which was driven by a net loss of $49.9 million, a net change in operating assets and liabilities of $14.1 million, and investment accretion of $5.4 million. The net usage was partially offset by non-cash stock-based compensation expense of $12.8 million and $0.5 million of non-cash depreciation and amortization expense.

Net cash used in investing activities

Net cash used in investing activities increased by $41.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the purchase of $245.1 million of fixed income securities in the six months ended June 30, 2024, compared to $139.0 million in the six months ended June 30, 2023. The increase in purchases was offset by $193.2 million of proceeds received upon the maturities of fixed income securities during the six months ended June 30, 2024, compared to $128.3 million of proceeds received upon the maturities of fixed income securities during the six months ended June 30, 2023. The increase of cash used in investing activities was also partially due to the purchase of $1.4 million in property and equipment and other assets during the six months ended June 30, 2024, as compared to $0.8 million in the six months ended June 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $122.4 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively. The increase was due primarily to the issuance of common stock and a pre-funded warrant to Boxer Capital and RA Capital, respectively, as part of the RDO, for aggregate gross proceeds of $120.0 million. The increase was also in part due to the receipt of $2.4 million from the exercise of stock options in the six months ended June 30, 2024. The proceeds of $0.8 million in the six months ended June 30, 2023 was due entirely to proceeds from the exercise of stock options.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $2.8 million and $1.7 million reductions of cash, cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023, respectively, were primarily caused by the increase in the euro to dollar exchange rate during those periods.

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

As of June 30, 2024, we had cash and cash equivalents of $251.1 million and available-for-sale securities of $428.0 million. The Company also had recorded $35.0 million for a milestone accrual relating to the recognition of the milestone revenue in connection with the initiation of the GALAXIES-301 Phase 3 trial. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2027.

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

We must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. Since the upfront license was bundled with other promises, we utilized judgment to assess the nature of the combined performance obligation and determined that the combined performance obligation is satisfied over time. Revenue is recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost-to-cost measure of progress). There were no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation are labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer. In accordance with ASC 606, constrained variable consideration is recognized when it is probable that there will not be a significant reversal of the revenue when the uncertainty associated with the variable consideration is resolved. Revenue relating to constrained variable consideration will be recognized as a cumulative catch-up in the period in which the uncertainty is resolved if the performance obligation has already been fully satisfied.

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

Government grant funding and potential repayment commitments under recoverable cash advance grants ("RCAs")

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of June 30, 2024 and December 31, 2023, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are exposed to market risk related to interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $251.1 million and $251.2 million, respectively. We had available-for-sale fixed income securities of $428.0 million and $381.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our cash and cash equivalents are held primarily in savings, money market accounts and money market funds. Our fixed income securities were held in U.S. treasury obligations, U.S. government agency obligations, and investment-grade corporate debt securities. The majority of the fixed income securities will mature within one year from June 30, 2024. There are no securities that will mature in a period greater than two years from June 30, 2024. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the United States, numerous legislative and regulatory initiatives seek to contain healthcare costs. We expect that federal and state healthcare reform measures will limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. See "Government Regulation - Healthcare Reform" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In addition, there has been increased governmental focus, including legislative proposals, in the United States on the role of Chinese companies in the life sciences industry. For example, the proposed BIOSECURE Act, if passed, may restrict our ability to contract with WuXi Apptec and WuXi Biologics, Chinese companies from whom we receive development and manufacturing services. To the extent these, or other companies with whom we contract, are the subject of U.S. governmental focus, we may need to transition to other providers, which would be costly and may delay the development and commercialization of our products. Such U.S. government focus could also impact these companies’ ability to perform services for us under existing arrangements, which also could require us to seek alternative services possibly resulting in increased costs and delays.

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

At June 30, 2024, we had an estimated cumulative carry forward tax losses of $64.1 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used within four subsequent taxable periods. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with Cowen and Company LLC, dated May 10, 2023, our stockholder’s ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 64.8% of our outstanding voting stock as of June 30, 2024. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, one of our officers adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. In addition, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we inadvertently omitted disclosure regarding the entry into a Rule 10b5-1 trading arrangement by one of our officers and directors during the three months ended March 31, 2024. We describe the material terms of these trading arrangements below.

On March 11, 2024, Michel Detheux, our President and Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Dr. Detheux, acting through a broker, may sell up to an aggregate of 294,464 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 10, 2024 through the termination of the plan on June 7, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Detheux or the broker, or as otherwise provided in the plan.

On May 1, 2024, Matthew Call, our Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Call, acting through a broker, may sell up to an aggregate of 111,340 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from July 31, 2024 through the termination of the plan on May 1, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Call or the broker, or as otherwise provided in the plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

4.2

Form of Exchange Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 13, 2024)

4.3

Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 13, 2024)

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

iTeos Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2024	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)