Form 10-Q
period 2024-09-30
iTeos Therapeutics, Inc.
filed 2024-11-12
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024 the registrant had 36,533,918 shares of common stock, $0.001 par value per share, outstanding.

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
•
We anticipate that our future product candidates will be used in combination with third-party drugs or biologics and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.
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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$123,744	$251,177
Short-term investments (amortized cost of $364,097)	364,966	280,739
Grants receivable	773	—
Research and development tax credits receivable	759	135
Refundable income taxes	6,271	6,365
Milestone receivable	35,000	—
Prepaid expenses and other current assets	13,362	12,236
Total current assets	544,875	550,652
Property and equipment, net	5,372	4,696
Long-term investments (amortized cost of $159,150)	160,198	100,539
Research and development tax credits receivable, net of current portion	5,880	4,508
Restricted cash	310	274
Right of use assets	5,514	6,036
Other assets	928	883
Total assets	$723,077	$667,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,154	$11,293
Other accrued expenses	943	102
Accrued clinical trial costs	17,608	6,956
Accrued personnel expenses	8,306	8,562
Payable for investments	—	9,787
Deferred income	1,449	2,063
Lease liabilities	1,354	1,251
Total current liabilities	36,814	40,014
Grants repayable, net of current portion	6,267	6,609
Lease liabilities, net of current portion	4,174	4,807
Unrecognized tax benefits	44,130	40,930
Total liabilities	91,385	92,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 36,527,470 and 35,838,080 shares issued and outstanding, respectively	37	36
Additional paid-in capital	608,690	463,799
Accumulated other comprehensive loss	(10,966)	(13,240)
Retained earnings	33,931	124,633
Total stockholders’ equity	631,692	575,228
Total liabilities and stockholders’ equity	$723,077	$667,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
License and collaboration revenue	$—	$—	$35,000	$12,595
Total revenue	—	—	35,000	12,595
Operating expenses:
Research and development expenses	36,686	30,638	107,924	85,523
General and administrative expenses	12,112	12,642	37,272	38,027
Total operating expenses	48,798	43,280	145,196	123,550
Loss from operations	(48,798)	(43,280)	(110,196)	(110,955)
Other income and expenses:
Grant income	631	631	2,103	2,165
Research and development tax credits	172	417	1,867	1,146
Interest income	8,010	8,039	23,213	23,932
Other (expense) income, net	(3,130)	771	(972)	2,870
Loss before income taxes	(43,115)	(33,422)	(83,985)	(80,842)
Income tax (expense) benefit	(2,243)	1,181	(6,717)	(1,249)
Net loss	$(45,358)	$(32,241)	$(90,702)	$(82,091)
Basic net loss per common share	$(1.05)	$(0.90)	$(2.29)	$(2.30)
Diluted net loss per common share	$(1.05)	$(0.90)	$(2.29)	$(2.30)
Weighted-average common shares outstanding - basic	43,135,464	35,783,160	39,572,673	35,756,295
Weighted-average common shares outstanding - diluted	43,135,464	35,783,160	39,572,673	35,756,295

Net loss	$(45,358)	$(32,241)	$(90,702)	$(82,091)
Foreign currency translation adjustments	2,808	(736)	392	(2,638)
Unrealized gain (loss) on available-for-sale securities	2,785	646	1,881	(975)
Comprehensive loss	$(39,765)	$(32,331)	$(88,429)	$(85,704)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2022	35,611,219	$36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation	—	—	5,807	—	—	5,807
Common stock issued upon exercises of options	149,408	—	578	—	—	578
Currency translation adjustment	—	—	—	(2,006)	—	(2,006)
Unrealized gain on available-for-sale securities	—	—	—	102	—	102
Net loss	—	—	—	—	(15,551)	(15,551)
Balance at March 31, 2023	35,760,627	$36	$442,050	$(11,548)	$221,724	$652,262
Stock-based compensation	—	—	6,964	—	—	6,964
Common stock issued upon exercises of options	21,292	—	218	—	—	218
Currency translation adjustment	—	—	—	104	—	104
Unrealized loss on available-for-sale securities	—	—	—	(1,722)	—	(1,722)
Net loss	—	—	—	—	(34,300)	(34,300)
Balance at June 30, 2023	35,781,919	$36	$449,232	$(13,166)	$187,424	$623,526
Stock-based compensation	—	—	7,057	—	—	7,057
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	3,039	—	10	—	—	10
Currency translation adjustment	—	—	—	(736)	—	(736)
Unrealized gain on available-for-sale securities	—	—	—	646	—	646
Net loss	—	—	—		(32,241)	(32,241)
Balance at September 30, 2023	35,784,958	$36	$456,299	$(13,256)	$155,183	$598,262

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings	equity
Balance at December 31, 2023	35,838,080	36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation	—	—	7,263	—	—	7,263
Common stock issued upon exercises of options and release of restricted stock units	5,676	—	22	—	—	22
Currency translation adjustment	—	—	—	(2,265)	—	(2,265)
Unrealized loss on available-for-sale securities	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	(38,216)	(38,216)
Balance at March 31, 2024	35,843,756	36	$471,084	$(16,337)	$86,417	$541,200
Stock-based compensation	—	—	8,062	—	—	8,062
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	433,332	—	2,383	—	—	2,383
Issuance of common stock and pre-funded warrant, net of offering costs	1,142,857	1	119,573	—	—	119,574
Exchange of common stock for pre-funded warrant	(900,000)	—	—	—	—	—
Currency translation adjustment	—	—	—	(151)	—	(151)
Unrealized loss on available-for-sale securities	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(7,128)	(7,128)
Balance at June 30, 2024	36,519,945	37	$601,102	$(16,560)	$79,289	$663,868
Stock-based compensation	—	—	7,543	—	—	7,543
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	7,525	—	46	—	—	46
Currency translation adjustment	—	—	—	2,808	—	2,808
Unrealized gain on available-for-sale securities	—	—	—	2,785	—	2,785
Net loss	—	—	—	—	(45,358)	(45,358)
Balance at September 30, 2024	36,527,470	37	$608,691	$(10,967)	$33,931	$631,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(90,702)	$(82,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	671
Stock-based compensation	22,868	19,828
Net accretion of available-for-sale debt securities	(8,504)	(8,042)
Change in operating lease right-of-use assets	(9)	(6)
Unrealized foreign exchange loss	1,507	—
Changes in operating assets and liabilities:
Grants receivable	(751)	1,016
Research and development tax credits receivable	(1,881)	(1,135)
Refundable income taxes	96	(4,900)
Milestone receivable	(35,000)	—
Prepaid expenses and other current assets	(1,224)	(1,653)
Accounts payable	(4,180)	(4,581)
Other accrued expenses	1,055	1,060
Accrued clinical trial costs	9,870	638
Accrued personnel expenses	(318)	592
Deferred income	(621)	477
Deferred revenue	—	(12,595)
Unrecognized tax benefits	3,200	730
Net cash used in operating activities	(103,678)	(89,991)
Cash flows from investing activities
Purchases of investments	(440,596)	(193,510)
Proceeds from maturities of investments	297,309	206,265
Purchase of property and equipment	(1,481)	(1,570)
Purchase of other assets	—	(83)
Net cash used in investing activities	(144,768)	11,102
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchases	2,450	806
Proceeds from issuance of common stock and pre-funded warrant	119,994	—
Payment of offering costs	(277)	—
Payment of grants repayable	(211)	—
Net cash provided by financing activities	121,956	806
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(908)	(2,554)
Net decrease in cash, cash equivalents and restricted cash	(127,398)	(80,637)
Cash, cash equivalents and restricted cash at beginning of period	251,451	285,038
Cash, cash equivalents and restricted cash at end of period	$124,053	$204,401
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$2	$320
Operating lease liabilities arising from obtaining right-of-use assets	385	1,782
Unrealized gain (loss) on available-for-sale securities	1,881	(975)
Offering costs previously included in prepaid expenses	(143)	—
Supplemental disclosure of cash flows
Cash paid for taxes	$3,576	$5,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of business

iTeos Therapeutics, Inc. ("iTeos Inc." or the "Company"), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging its deep understanding of the tumor immunology and immunosuppressive pathways we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company is focused on advancing its innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our three clinical-stage programs target novel, validated immuno-oncology pathways, including the TIGIT/CD226 pathway with TIGIT (T cell immunoreceptor with lg and ITIM domains) and the adenosine pathway with A2AR (adenosine 2A receptor) and ENT1 (equilibrative nucleoside transporter 1).

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

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, executed a Collaboration and License Agreement, or the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations. In partnership with GSK, the Company is enrolling patients in a randomized, double-blind Phase 3 registrational trial, GALAXIES Lung-301, assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high non-small cell lung cancer (NSCLC). The Company is also enrolling patients with first line PD-L1 high NSCLC in a randomized Phase 2 platform study, GALAXIES Lung-201, assessing dostarlimab with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. In September 2024, the Company announced that it had observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapies with checkpoint inhibitors. In addition, the Company is enrolling patients in a Phase 2 platform study, GALAXIES H&N-202, assessing the belrestotug and dostarlimab doublet and a triplet with GSK’s anti-CD96 antibody, nelistotug (GSK’608) with first-line, PD-L1 positive advanced or metastatic head and neck squamous cell carcinoma (HNSCC) and a Phase 2 expansion trial assessing belrestotug and dostarlimab with first-line, PD-L1 positive advanced or metastatic HNSCC. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC (Cohorts 2C and 2D), we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and nelistotug, GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK’s anti-PVRIG antibody (GSK’562).

The Company's next most advanced program is inupadenant, also known as EOS-850, a next-generation A2AR antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in tumor microenvironment. The Company investigated inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. In April 2020, the Company reported preliminary safety data and early evidence of clinical activity as a single agent. The single-agent dose-escalation and expansion portions of the Company's Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. The Company also completed enrollment of patients in the escalation portion (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

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

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and has built significant expertise in designing novel cancer immunotherapies. The Company's internal research and development team has extensive expertise in tumor immunology, characterization of immunosuppressive mechanisms in the tumor microenvironment, pharmacology and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly-owned subsidiary of iTeos Belgium.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company had a net loss of $45.4 million and $90.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had retained earnings of $33.9 million. As of November 12, 2024, the issuance date of the condensed consolidated financial statements for the period ended September 30, 2024, the Company expects that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months.

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$108,739	$—	$—	$108,739
U.S. government agency bonds	—	81,714	—	81,714
U.S. treasury bonds	343,054	—	—	343,054
Corporate debt securities	—	100,395	—	100,395
Totals	$451,793	$182,109	$—	$633,902

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$228,406	$—	$—	$228,406
U.S. government agency bonds	—	193,076	—	193,076
U.S. treasury bonds	103,597	—	—	103,597
Corporate debt securities	—	84,605	—	84,605
Totals	$332,003	$277,681	$—	$609,684

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2024 and 2023.

The Company's fixed income securities held as of September 30, 2024 and December 31, 2023 with original maturity dates beyond three months are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	September 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agency bonds	$81,478	$251	$(15)	$81,714
U.S. treasury bonds	341,655	1,446	(46)	343,055
Corporate debt securities	100,114	281	—	100,395
Totals	$523,247	$1,978	$(61)	$525,164

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agency bonds	$193,231	$90	$(245)	$193,076
U.S. treasury bonds	103,476	156	(35)	103,597
Corporate debt securities	84,536	114	(45)	84,605
Totals	$381,243	$360	$(325)	$381,278

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping as of September 30, 2024.

	September 30, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$364,097	$364,966
Due after one year through five years	159,150	160,198
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$523,247	$525,164

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$281,035	$280,739
Due after one year through five years	100,208	100,539
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,243	$381,278

There were no securities with expected credit losses or non-credit related impairment as of September 30, 2024 or December 31, 2023. There were no sales of securities which resulted in a realized loss during the three and nine months ended September 30, 2024. The Company recognized $5.0 million and $14.6 million of interest income earned from its available-for-sale debt securities and cash and cash equivalents during the three and nine months ended September 30, 2024, respectively. The Company recognized $3.0 million and $8.6 million of accretion on its available-for-sale debt securities during the three and nine months ended September 30, 2024. The accretion recognized was recorded to interest income during these periods. The Company recognized $5.4 million and $15.9 million of interest income earned from its available-for-sale debt securities and money market funds during the three and nine months ended September 30, 2023, respectively. The Company also recognized $2.7 million and $8.1 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three and nine months ended September 30, 2023.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Scientific equipment	$4,719	$3,434
Furniture & office equipment	1,259	1,467
Leasehold improvements & assets under construction	4,348	4,177
Total	10,326	9,078
Accumulated depreciation and amortization	(4,954)	(4,382)
Property & equipment, net	$5,372	$4,696

Depreciation and amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.

Other accrued expenses

Other accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued professional and other fees	943	102
Total other accrued expenses	$943	$102

The accrued expenses and other current liabilities presentation on the balance sheet has been further disaggregated compared to the presentation reflected in the 10-K for the year ended December 31, 2023. The prior period balance sheet has been amended to reflect the updated presentation.

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

Through September 30, 2024, the Company has paid a total of $9.4 million to Adimab relating to milestones under the Adimab Agreement. The Company made a $1.0 million payment to Adimab in the first quarter of 2024 relating to a milestone that occurred during the fourth quarter of 2023. The Company also made a $3.0 million payment in the three months ended September 30, 2024 in connection with a development milestone that occurred early in the third quarter of 2024. The Company paid a total of $4.0 million in the nine months ended September 30, 2024 relating to milestones that occurred under the Adimab Agreement. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three and nine months ended September 30, 2024, the Company recorded to research and development expense $11.4 million and $34.2 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $9.5 million of these costs are payable to

GSK; $3.0 million of which is recorded in accounts payable and $6.5 million of which is recorded in accrued clinical trial costs in the condensed consolidated balance sheet as of September 30, 2024. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of September 30, 2024, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company recognized $35.0 million of revenue during the nine months ended September 30, 2024, relating to the dosing of the first patient in the Phase 3 study for GALAXIES-301 in collaboration with GSK. The Company determined as of the quarter ended June 30, 2024 that the milestone that triggered a $35.0 million payment from GSK was probable to occur, and the Company therefore deemed it probable that there would not be a significant reversal of the related revenue recorded in the quarter ended June 30, 2024. The dosing occurred in early July 2024. The entirety of the milestone payment was recognized as revenue at once because the one combined performance obligation identified within the GSK contract had been fully satisfied in the first quarter of 2023. During the nine months ended September 30, 2023, the Company recognized the remaining revenue relating to the upfront payment totaling $12.6 million with respect to the GSK Collaboration Agreement. The revenue was classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of September 30, 2024 or December 31, 2023.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the period ended September 30, 2024.

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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund for qualifying research and development expenses is $11.9 million under these grants.

Grants which include an obligation to repay

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $21.1 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region ("RCA-2") for up to $4.8 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company had to decide within 6 months after the end of the research period whether it would further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021 and was extended to March 2022, after which the Company decided it would pursue commercialization or out licensing. The Company must repay 30% of the amount received under both grants by annual installments from 2023 to 2042 (the fixed annual repayments), unless the Company had decided not to pursue commercial development or out licensing of the drug candidate, applied for a waiver from the Walloon Region justifying its decision based upon the failure of the program, or returned the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under both grants, the Company records the present value of the fixed payments as grants repayable on the condensed consolidated balance sheets. The Company repaid $0.2 million of these grants in the three and nine months ended September 30, 2024.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, there was no grant repayable related to royalties recorded as of September 30, 2024, or December 31, 2023. For the RCA-2, the Company recorded a royalty accrual of $0.9 million as of September 30, 2024, and $0.8 million as of December 31, 2023, due to the upfront payment from the GSK Collaboration Agreement. The royalty accrual is included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the nine months ended September 30, 2024 and 2023, and end of period balances as of September 30, 2024, and December 31, 2023:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cash received	$—	$—	$—	$—	$777	$3,542	$777	$3,542
Grant income	$17	$—	$—	$—	$2,086	$2,165	$2,103	$2,165
Grants receivable at the end of the period	$—	$—	$—	$—	$773	$—	$773	$—
Grants repayable at the end of the period	$5,392	$5,496	$1,294	$1,317	$—	$—	$6,686	$6,813

$0.4 million and $0.2 million of the grants repayable was included in accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023, and the remaining balance was included in grants repayable, net of current portion in the condensed consolidated balance sheet.

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

On May 10, 2024, the Company entered into a Securities Purchase Agreement ("SPA") with RA Capital Healthcare Fund, L.P. ("RA Capital"), and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of the Company's common stock and to Boxer Capital 1,142,857 shares of common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds to the Company from the sale of the Securities to RA Capital and Boxer Capital was $120.0 million, partially offset by $0.4 million of costs incurred in connection with the offering. The Securities were issued in a registered direct offering pursuant to the Company's Registration Statement on Form S-3 (File No. 333-271793) (the "RDO").

The pre-funded warrant grants to RA Capital the right to purchase shares of common stock at any time. Such right does not expire. The pre-funded warrant is subject to adjustment upon certain corporate events, including certain stock dividends and splits, combinations, reclassifications, and certain other events.

The Company determined that the pre-funded warrant did not meet the classification of a liability under ASC 480, Distinguishing Liabilities from Equity. The Company concluded that the pre-funded warrant should be classified as equity based on an analysis performed under ASC 815-40, Contracts in an Entity's Own Equity. The issuance of the warrant was therefore reflected as an increase to Additional Paid-in Capital in the amount of $100.0 million. The amount of the $20.0 million in excess of the par value of the shares of common stock sold to Boxer Capital was also reflected as an increase to Additional Paid-in Capital.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2023 under the Amended 2020 Plan was 9,115,915 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2024, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,791,904. The number of shares of common stock reserved for issuance as of September 30, 2024 under the Amended 2020 Plan was 11,624,288, which includes the impact of exercises of stock options to purchase shares of common stock out of and cancellations of stock options to purchase shares of common stock added back into this reserve to date.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of September 30, 2024 under the 2020 ESPP was 580,443. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. There were 32,199 shares issued under the 2020 ESPP during the three and nine months ended September 30, 2024. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period that was open as of the end of the three and nine months ended

September 30, 2024 was $6.45 per share. The assumptions utilized to estimate the fair value are included in the assumption table below.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,622	$1,809	$6,902	$4,694
General and administrative	4,921	5,248	15,966	15,134
Total stock-based compensation expense	$7,543	$7,057	$22,868	$19,828

Of the $7.5 million and $22.9 million of stock-based compensation expense recognized during the three and nine months ended September 30, 2024, $6.5 million and $20.1 million related to stock options, respectively, $0.9 million and $2.5 million related to restricted stock units, respectively, and $0.1 million and $0.2 million related to ESPP awards, respectively. Of the $7.1 million and $19.8 million of stock-based compensation expense recognized during the three and nine months ended September 30, 2023, $6.8 million and $19.1 million related to stock options, respectively, $0.2 million and $0.6 million related to restricted stock units, respectively, and $0.1 million related to ESPP awards in both periods.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	8,270,220	$17.73	6.5
Granted	2,582,470	12.93
Forfeited	(482,899)	29.32
Exercised	(412,459)	5.33
Outstanding as of September 30, 2024	9,957,332	$16.43	7.2	$11,979
Exercisable at September 30, 2024	5,645,152	$16.79	5.9	$11,902

The weighted-average grant-date fair value of options awarded during the nine months ended September 30, 2024 and 2023 was $9.26 per share and $12.35 per share, respectively. As of September 30, 2024, there was a total of $45.8 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.5 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options:
Risk-free interest rate	3.69% - 4.45%	4.11% - 4.20%	3.69% - 4.64%	3.46% - 4.22%
Expected term (in years)	6	6	5.5 - 6	5.5 - 6
Expected volatility	76% - 82%	82%	76% - 84%	82% - 96%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$15.01 - $17.46	$13.36 - $13.81	$10.21 - $17.46	$13.36 - $21.15
ESPP Awards:
Risk-free interest rate	-	5.44%	5.39%	5.44%
Expected term (in years)	-	0.5	0.5	0.5
Expected volatility	-	95%	80%	95%
Expected dividend yield	-	0%	0%	0%
Estimated fair value of common stock	-	$15.85	$16.98	$15.85

Restricted Stock Units

The Company issued restricted stock units during the nine months ended September 30, 2024, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2023	517,625	$11.81
Issued	289,965	11.58
Vested	(1,875)	35.86
Cancelled	(15,000)	19.44
Unvested as of September 30, 2024	790,715	$11.53

As of September 30, 2024, there was $5.8 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.3 years.

Note 9. Income taxes

The following table presents the loss before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Domestic	(16,882)	(20,393)	(59,690)	(56,577)
Foreign	(26,233)	(13,029)	(24,295)	(24,265)
Loss before income tax expense	(43,115)	(33,422)	(83,985)	(80,842)
Income tax expense	(2,243)	1,181	(6,717)	(1,249)
Effective tax rate	(5.2)%	3.5%	(8.0)%	(1.5)%

The Company's effective tax rates were (5.2)% and (8.0)% for the three and nine months ended September 30, 2024, respectively. They differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $1.1 million and $3.2 million during the three and nine months ended September 30, 2024, respectively, related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2024. The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. As of September 30, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $7.1 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2024.

The Company's effective tax rate was 3.5% for the three months ended September 30, 2023, and (1.5)% for the nine months ended September 30, 2023. The rates differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the three and nine months ended September 30, 2023 primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of September 30, 2024 and December 31, 2023, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement (the "WuXi Agreement") with WuXi Biologics (Hong Kong) Limited ("WuXi"). The WuXi Agreement provides the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of September 30, 2024 and December 31, 2023, there are no minimum commitments under the WuXi Agreement. Additionally, as of September 30, 2024 and December 31, 2023, there are no royalties or milestones payable.

Operating leases

The Company’s operating leases are as follows:

•
An April 2016 lease for 1,577 square meters of office and laboratory space in Gosselies, Belgium, which commenced in May 2016 and was scheduled to terminate in December 2021. In January 2021, the Company entered into an amendment to extend the lease, effective February 2021 with a termination date of January 2030, and increase the office and laboratory space by 201 square meters. There is no option within the lease agreement to extend the termination date. In October 2021, the Company entered into an amendment to increase the office and laboratory space by 453 square meters. In May 2023, the Company entered into another amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. The amendment resulted in an additional $0.9 million of both right-of-use assets and liabilities.
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

Rent expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. Rent expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes lease terms and discount rate:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	4.0	4.6
Weighted-average discount rate	4.74%	4.75%

The following table summarizes the cash flow and other information:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$150	$723	$385	$1,782
Operating cash flows used in operating leases	$380	$316	$1,148	$865

As of September 30, 2024, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2024 and the future years thereafter (in thousands):

Year ending December 31:
2024	$395
2025	1,581
2026	1,543
2027	1,039
2028	852
Thereafter	628
Total lease payments	6,038
Less: interest	(510)
Total lease liability	$5,528
Lease liabilities, current	$1,354
Lease liabilities, net of current portion	$4,174

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of September 30, 2024 and December 31, 2023, the Company had $167 thousand and $131 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium.

These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of September 30, 2024.

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

Note 12. Net loss per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. The Company uses the treasury stock method to calculate weighted-average diluted shares outstanding. For the periods ending September 30, 2024 and September 30, 2023, the common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net loss per share	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(45,358)	$(32,241)	$(90,702)	$(82,091)
Denominator
Weighted-average shares used in compute net loss per share, basic	43,135,464	35,783,160	39,572,673	35,756,295
Effect of dilutive securities (a)	—	—	—	—
Weighted-average shares used to compute net loss per share, diluted	43,135,464	35,783,160	39,572,673	35,756,295
Net loss per share:
Basic	$(1.05)	$(0.90)	$(2.29)	$(2.30)
Diluted	$(1.05)	$(0.90)	$(2.29)	$(2.30)

(a) The common stock equivalents, which equaled 1,925,499 and 1,984,130 stock awards outstanding for the three and nine months ended September 30, 2024, respectively, and 1,661,812 and 1,751,070 for the three and nine months ended September 30, 2023, were excluded for the period then ended, respectively, due to their anti-dilutive effect.

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

In partnership with GSK, we are enrolling patients in a randomized, double-blind Phase 3 registrational trial, GALAXIES Lung-301, assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high NSCLC. We are also enrolling patients with first-line PD-L1 high NSCLC in a randomized Phase 2 platform study, GALAXIES Lung-201, assessing dostarlimab with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. In September 2024, we announced that we observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapy with checkpoint inhibitors. In addition, we are enrolling patients in a randomized Phase 2 platform study, GALAXIES H&N-202, assessing dostarlimab with belrestotug and other novel IO combinations, including nelistotug, in patients with first-line HNSCC. In the TIG-006 trial assessing the doublet of dostarlimab with belrestotug in patients with first-line HNSCC, we completed enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study. We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s investigational anti-CD96 antibody, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

We are also evaluating inupadenant, a next-generation adenosine A2A receptor antagonist tailored to overcome the specific adenosine-mediated immunosuppression found in the tumor microenvironment, following encouraging single-agent activity in Phase 1. We investigated inupadenant in an open-label multi-arm Phase 1/2a clinical trial in adult cancer patients with advanced solid tumors. The single-agent dose-escalation and expansion portions of our Phase 1/2a clinical trial of inupadenant have demonstrated durable monotherapy antitumor activity in some patients with advanced solid tumors and safety consistent with previously reported results. We also completed enrollment of patients in the dose escalation portion (Part 1) of an ongoing two-part Phase 2 trial in post-IO metastatic NSCLC to evaluate the combination of inupadenant with platinum-doublet chemotherapy compared to standard platinum-doublet chemotherapy.

Our most recent program to initiate clinical trials is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of adenosine on lymphocytes involved in T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression, as a monotherapy and in combination with other cancer therapies. We are evaluating EOS-984 in a Phase 1 trial in advanced malignancies. We completed enrolling patients in the monotherapy dose escalation portion and are treating patients in the EOS-984 and pembrolizumab combination portion of the study.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering ("IPO"). Through September 30, 2024, we had raised an aggregate of $210.6 million of net proceeds from the IPO, $177.1 million from the sale of preferred stock, received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement, and received net proceeds of $119.7 million from the registered direct offering executed in the quarter ended June 30, 2024. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents, which totaled $123.7 million, and available-for-sale securities, which totaled $525.2 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC ("Adimab"), pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, we made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, we obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We also paid a $3.0 milestone payment in connection with the dosing of the first patient in a Phase 3 trial, which occurred in July 2024. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through September 30, 2024, we have paid a total of $9.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

We are also party to a biologics master services agreement (the "WuXi Agreement"), with WuXi Biologics Hong Kong Limited ("WuXi"), pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Allocated research and development expenses by program:
Belrestotug	$10,211	$11,939	$33,949	$31,146
Inupadenant	4,258	5,059	14,947	14,455
Other programs, including non-clinical programs	8,051	4,035	20,341	11,873
Unallocated research and development expenses (1)	14,166	9,605	38,687	28,049
Total research and development expense	$36,686	$30,638	$107,924	$85,523

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

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (20.5% for 2024 and 2023) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the condensed consolidated balance sheet.

Interest income

Interest income consists of interest earned on our available-for-sale securities, money market funds, and bank sweep accounts.

Other income (expense), net

Other income, net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive loss. Items included are bank fees, investment expenses, and gain or loss on foreign currency transactions.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the dollar change in those items:

	Three Months Ended September 30,		Period to period
(in thousands)	2024	2023	change
Revenue:
License and collaboration revenue	$—	$—	$—
Total Revenue	—	—	—
Operating expenses:
Research and development expenses	36,686	30,638	6,048
General and administrative expenses	12,112	12,642	(530)
Total operating expenses	48,798	43,280	5,518
Loss from operations	(48,798)	(43,280)	(5,518)
Other income and expenses:
Grant income	631	631	-
Research and development tax credits	172	417	(245)
Interest income	8,010	8,039	(29)
Other (expense) income, net	(3,130)	771	(3,901)
Loss before income taxes	(43,115)	(33,422)	(9,693)
Income tax (expense) benefit	(2,243)	1,181	(3,424)
Net loss	$(45,358)	$(32,241)	$(13,117)

License and collaboration revenue

The Company did not recognize any license and collaboration revenue for the three months ended September 30, 2024 or 2023.

Research and development expenses

Research and development expenses increased by $6.1 million to $36.7 million for the three months ended September 30, 2024, from $30.6 million for the three months ended September 30, 2023. This increase was primarily related to an increase of $2.6 million in clinical expenses, a $2.1 million increase of payroll and related costs to support our continued growth as we advance our programs, a $0.8 million increase in stock-based compensation, and an increase of $0.6 million related to facilities and other R&D expenses.

General and administrative expenses

General and administrative expenses decreased by $0.5 million to $12.1 million for the three months ended September 30, 2024, from $12.6 million for the three months ended September 30, 2023. This decrease was primarily related to a $0.3 million decrease in stock-based compensation and a $0.4 million decrease in commercial-related expenses, facilities, and other general and administrative expenses. These decreases were partially offset by an increase in payroll costs of $0.1 million and an increase in professional fees of $0.1 million.

Grant income

Grant income remained flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Eligible research and development spend under the two new grants issued to the Company by the Walloon Region in late 2022 was on pace with the three months ended in the prior year.

Interest income

Interest income decreased by less than $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income remained flat as the decrease in interest rates in the current year period compared to the prior year was offset by an increase in the interest-earning assets in the current year compared to the prior year. The increase in investments and cash-equivalents was driven by RDO executed in the three months ended June 30, 2024.

Other (expense) income, net

The $3.9 million decrease in other (expense) income, net in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily due to an increase of foreign currency exchange losses recorded in the three months ended September 30, 2024. The U.S. Dollar had weakened relative to the Euro in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Income tax expense

Our effective tax rate was (5.2)% for the three months ended September 30, 2024. This rate differed from the federal and foreign statutory rate of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by the subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $1.1 million during the three months ended September 30, 2024 related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2024.

Our effective tax rate was 3.5% for the three months ended September 30, 2023. The rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the three months ended September 30, 2023 primarily because no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the dollar change in those items:

	Nine Months Ended September 30,		Period to period
(in thousands)	2024	2023	change
Revenue:
License and collaboration revenue	$35,000	$12,595	$22,405
Total revenue	35,000	12,595	22,405
Operating expenses:
Research and development expenses	107,924	85,523	22,401
General and administrative expenses	37,272	38,027	(755)
Total operating expenses	145,196	123,550	21,646
Loss from operations	(110,196)	(110,955)	759
Other income and expenses:
Grant income	2,103	2,165	(62)
Research and development tax credits	1,867	1,146	721
Interest income	23,213	23,932	(719)
Other (expense) income, net	(972)	2,870	(3,842)
Loss before income taxes	(83,985)	(80,842)	(3,143)
Income tax expense	(6,717)	(1,249)	(5,468)
Net loss	$(90,702)	$(82,091)	$(8,611)

License and collaboration revenue

License and collaboration revenue increased by $22.4 million to $35.0 million for the nine months ended September 30, 2024, as compared to $12.6 million for the nine months ended September 30, 2023. The increase was due to the recognition of revenue relating to the milestone from GSK associated with the initiation of the GALAXIES-301 Phase 3 trial in the nine months ended September 30, 2024. The revenue recognized in the nine months ended September 30, 2023 related to the remainder of the revenue recognized in connection with the GSK upfront payment.

Research and development expenses

Research and development expenses increased by $22.4 million to $107.9 million for the nine months ended September 30, 2024, from $85.5 million for the nine months ended September 30, 2023. This increase was primarily related to a $9.3 million increase in clinical expenses, an increase of $4.5 million of payroll and related costs to support our continued growth as we advance our programs, a $2.2 million increase in stock-based compensation, an increase of $2.1 million related to facilities and other R&D expenses, and a $1.5 million increase in professional fees and expenses. There was also a $2.8 million increase in milestone expenses, driven by the $3.0 million milestone recorded in connection with the initiation of the GALAXIES-301 Phase 3 trial. The overall increase was primarily driven by increased program activity compared to the prior year, primarily in the belrestotug and non-clinical programs.

General and administrative expenses

General and administrative expenses decreased by $0.8 million to $37.2 million for the nine months ended September 30, 2024, from $38.0 million for the nine months ended September 30, 2023. This decrease was primarily related a $0.2 million decrease in payroll and related costs, a $0.3 million decrease related to recruiting expenses, and a decrease in other general and administrative expenses of $1.3 million. The decreases were primarily driven by a decrease in expenses due to a reduction in commercial related activities compared to the prior year, and reduced costs for insurance compared to the prior year. The minor decreases in payroll and recruiting expenses were due to slightly higher attrition than an increase in hiring for G&A roles compared to the prior year. These decreases were partially offset by an increase in stock-based compensation of $0.8 million and an increase of $0.2 million of professional fees.

Grant income

Grant income decreased by $0.1 million to $2.1 million for the nine months ended September 30, 2024, from $2.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in eligible research and development spend under the two new grants issued to the Company by the Walloon Region in late 2022.

Interest income

Interest income decreased by $0.7 million to $23.2 million for the nine months ended September 30, 2024, from $23.9 million for the nine months ended September 30, 2023 . The decrease in interest income was due to the overall decrease in the Company's interest-generating cash equivalents and available-for-sale securities through the first half of the nine months ended September 30, 2024, as well as a decrease in yields on marketable securities and cash equivalents compared to the nine months ended September 30, 2023. This decrease was partially offset by an increase in interest-generating cash equivalents upon the receipt of the proceeds from the RDO during the second quarter ended June 30, 2024, contributing to a higher interest-bearing base compared to the nine months ended in the prior year.

Other (expense) income, net

The $3.8 million decrease in other (expense) income, net in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to an increase of foreign currency exchange losses recorded in the nine months ended September 30, 2024. The U.S. Dollar had weakened relative to the Euro in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Income tax expense

Our effective tax rate was (8.0)% for the nine months ended September 30, 2024. It differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to income tax expense resulting from investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which cannot be offset by the net operating losses of iTeos or iTeos Belgium. In addition, the Company recorded an additional liability of $3.2 million during the nine months ended September 30, 2024, related to the accrual of additional interest expense on the unrecognized tax benefits liability, all of which was included in the unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2024. The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. As of September 30, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $7.1 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of September 30, 2024.

Our effective tax rate was (1.5)% for the nine months ended September 30, 2023. It differed from the federal and foreign statutory rates of 21% and 25%, respectively, in the nine months ended September 30, 2023 primarily due to no additional revenue recognized for tax purposes in 2023 under the GSK Collaboration Agreement, which resulted in a loss before income taxes. Income tax expense resulted from the investment income generated by marketable investments held by iTeos LLC, which is not consolidated for U.S. income tax purposes.

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

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of September 30, 2024, we had $123.7 million in cash and cash equivalents and $525.2 million in available-for-sale securities. We have also recorded a milestone receivable in the amount of $35.0 million relating to the revenue recognized for the initiation of the GALAXIES-301 Phase 3 clinical trial. In addition, on May 10, 2023, we entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In the quarter ended June 30, 2024, we entered into a Securities Purchase Agreement ("SPA") with RA Capital and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of our common stock, and to Boxer Capital 1,142,857 shares of our common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds from the sale of the Securities to the Investors is $120.0 million, partially offset by $0.4 million of costs incurred to execute the offering.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from our recoverable cash advance agreements with the Walloon Region, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company recorded a royalty accrual of $0.9 million as of September 30, 2024, due to the upfront payment received pursuant to the GSK Collaboration Agreement.

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

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(103,678)	$(89,991)
Investing activities	(144,768)	11,102
Financing activities	121,956	806
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(908)	(2,554)
Net decrease in cash, cash equivalents and restricted cash	$(127,398)	$(80,637)

Net cash used in operating activities

Net cash used in operating activities was $103.7 million during the nine months ended September 30, 2024. The cash usage was primarily due to the net loss of $90.7 million, a net change in operating assets and liabilities of $29.6 million, and investment accretion of $8.5 million. The net change in operating assets and liabilities was primarily driven by the $35.0 million change in the milestone receivable balance, partially offset by other net changes including a $10.6 million increase in accrued expenses and a $3.2 million increase in the unrecognized tax benefit. An increase of $1.2 million of prepaid expenses and other current assets, a $1.9 million increase in R&D tax credits receivable, and a $4.2 million decrease in accounts payable also contributed to the net change in operating activities. The net loss was partially offset by $22.9 million of non-cash stock-based compensation expense, $0.9 million of non-cash depreciation and amortization expense, and a $1.5 million unrealized foreign exchange loss. Net cash used in operating activities was $89.9 million during the nine months ended September 30, 2023, which was driven by a net loss of $82.1 million, a net change in operating assets and liabilities of $20.4 million, and investment accretion of $8.0 million. The net usage was partially offset by non-cash stock-based compensation expense of $19.8 million and $0.7 million of non-cash depreciation and amortization expense. The main drivers for the overall increase in operating cash outflows was the increase in GSK revenue from $12.6 million in the nine months ended September 30, 2023 to $35.0 million in the nine months ended September 30, 2024, partially offset by an increase of accrued expenses from $2.3 million in the nine months ended September 30, 2023 to $10.6 million in the nine months ended September 30, 2024. The biggest increase in accrued expenses related to an increase in accrued clinical trial costs in the nine months ended September 30, 2024 compared to the prior year.

Net cash provided by (used in) investing activities

Net cash used in investing activities increased by $155.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the purchase of $440.6 million of fixed income securities in the nine months ended September 30, 2024, compared to $193.5 million in the nine months ended September 30, 2023. The increase in purchases was offset by $297.3 million of proceeds received upon the maturities of fixed income securities during the nine months ended September 30, 2024, compared to $206.3 million of proceeds received upon the maturities of fixed income securities during the nine months ended September 30, 2023. The increase of cash used in investing activities was also partially offset by the purchase of $1.5 million in property and equipment and other assets during the nine months ended September 30, 2024, as compared to $1.7 million in the nine months ended September 30, 2023. The overall increase in purchases in the nine months ended September 30, 2024 was driven by the reinvestment of the increased proceeds from maturities compared to the prior year, as well as the investment of a majority of the proceeds received from the RDO in May 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $122.0 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively. The increase was due primarily to the issuance of common stock and a pre-funded warrant to Boxer Capital and RA Capital, respectively, as part of the RDO, for aggregate gross proceeds of $120.0 million. The increase was also in part due to the receipt of $2.4 million from the exercise of stock options in the nine months ended September 30, 2024. These increases were partially offset by $0.3 million paid for costs incurred for the RDO, and also $0.2 million paid to repay government grant obligations. The proceeds of $0.8 million in the nine months ended September 30, 2023 was due entirely to proceeds from the exercise of stock options.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The $0.9 million and $2.5 million reductions of cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023, respectively, were primarily caused by the increase in the euro to dollar exchange rate during those periods. The decrease in the nine months ended September 30, 2024 compared to the prior year was due primarily to the reduction of returns of capital made to the Belgium entity from its subsidiary in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

As of September 30, 2024, we had cash and cash equivalents of $123.7 million and available-for-sale securities of $525.2 million. The Company also had recorded $35.0 million for a milestone receivable relating to the recognition of the milestone revenue in connection with the initiation of the GALAXIES-301 Phase 3 trial. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2027.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of September 30, 2024 and December 31, 2023, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are exposed to market risk related to interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $123.7 million and $251.2 million, respectively. We had available-for-sale fixed income securities of $525.2 million and $381.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our cash and cash equivalents are held primarily in savings, money market accounts and money market funds. Our fixed income securities were held in U.S. treasury obligations, U.S. government agency obligations, and investment-grade corporate debt securities. The majority of the fixed income securities will mature within one and a half years from September 30, 2024. There are no securities that will mature in a period greater than two years from September 30, 2024. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, our clinical trials to date (except for the recently initiated GALAXIES-301 trial) have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, which may introduce study bias. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later placebo-controlled trials.

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

We anticipate that our product candidates will be used in combination with third-party drugs or biologics and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

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

In addition, there has been increased governmental focus, including legislative proposals, in the United States on the role of Chinese companies in the life sciences industry. For example, the proposed BIOSECURE Act, if enacted into law, may restrict our ability to contract with WuXi Apptec and WuXi Biologics, Chinese companies from whom we receive development and manufacturing services. To the extent these, or other companies with whom we contract, are the subject of U.S. governmental focus, we may need to transition to other providers, which would be costly and may delay the development and commercialization of our products. Such U.S. government focus could also impact these companies’ ability to perform services for us under existing arrangements, which also could require us to seek alternative services possibly resulting in increased costs and delays.

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

At September 30, 2024, we had an estimated cumulative carry forward tax losses of $64.1 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used within four subsequent taxable periods. We also expect to benefit from the innovation income deduction, or IID, in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants, or RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region has provided us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. We are no longer receiving payments from these grants, and therefore did not receive any payments for these grants to date in 2024.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 72.4% of our outstanding voting stock as of September 30, 2024. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, one of our officers and directors terminated a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, and subsequently adopted a Rule 10b5-1 trading arrangement. We describe the material terms of these trading arrangements below.

On July 16, 2024, Michel Detheux, our President and Chief Executive Officer and a member of our board of directors, terminated a Rule 10b5-1 trading plan that he had originally adopted on March 11, 2024. The plan was for the sale of up to an aggregate of 294,464 shares of our common stock. Sales of shares under the plan were scheduled to occur from June 10, 2024 through the termination of plan on June 7, 2025.

On July 16, 2024, Dr. Detheux and MG3A, a Belgian partnership of which Dr. Detheux is the manager, entered into a Rule 10b5-1 trading plan that provides that Dr. Detheux and MG3A, each acting through a broker, may sell up to an aggregate of 294,464 shares of our common stock and 313,442 shares of our common stock, respectively, in each case subject to adjustments for any stock split, reverse stock split, stock dividend or change in our capitalization. Sales of shares under the plan may only occur from November 15, 2024 through the termination of the plan on October 15, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Detheux and MG3A or the broker, or as otherwise provided in the plan.

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

iTeos Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: November 12, 2024	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)