Form 10-K
period 2024-12-31
iTeos Therapeutics, Inc.
filed 2025-03-05
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2024 was $493.9 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 38,194,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing, progress and success of our clinical trials of belrestotug, EOS-984, EOS-215 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory filings or approvals for our product candidates;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of our product candidates;
•
the outcomes of our preclinical studies, including statements related to the expectations for our product candidates based upon such outcomes;
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
•
our intention to seek, and ability to obtain orphan drug or Breakthrough Therapy designation or other accelerated approval for any of our product candidates;
•
our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue or treatment modalities that we develop;
•
our reliance on third parties to conduct our clinical trials;
•
our expectation that third-party contract manufacture organizations ("CMOs") and other partners, including collaborators, will manufacture and supply our product candidates for us, including, if approved, for commercial sale;
•
our ability to retain and recruit key personnel;
•
our ability to obtain and maintain intellectual property protection for our product candidates;
•
our estimates of our expenses, ongoing losses, future revenue, tax position, cash runway, capital requirements and our need for or ability to obtain additional financing;

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act") or a smaller reporting company, or both;
•
our future financial performance;
•
the appropriateness of our level of insurance coverage; and
•
developments and projections relating to our competitors or our industry.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ from current expectations include, among other things, those listed under the section titled “Risk factors” and elsewhere in this Annual Report on Form 10-K and in any subsequent filings with the Securities and Exchange Commission ("SEC"). If one or more of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when or if we may access the capital markets.

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

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the principal risk factors detailed in Item 1A:

•
We must complete successful preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates before we can begin the commercialization process.
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
•
We may not be able to file investigational new drug ("IND") or clinical trial authorization ("CTA") applications or IND/CTA amendments to commence additional clinical trials on the timelines we expect, and, even if we are able to, the Federal Drug Administration, or FDA, or a comparable foreign regulatory authority may not permit us to proceed.
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
•
Negative developments in the field of immuno-oncology or in the specific cancer resistance mechanisms that we target, such as TIGIT (as defined herein) or the adenosine pathway, could damage public perception of our product candidates or negatively affect our business.
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
•
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. Failure by these third parties to satisfactorily carry out their contractual duties in compliance with the applicable regulatory requirements or to meet expected deadlines may delay and increase the cost of our development programs, adversely impacting our business and prospects.
•
We may not realize the benefits of our collaborations, alliances or licensing arrangements, including our collaboration with GSK (as defined herein) for the global development of belrestotug.
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

v

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging our deep understanding of tumor biology and immunosuppressive pathways, we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer.

We are focused on advancing our innovative pipeline of monoclonal antibodies ("mAbs") and small molecules for the treatment of cancer, especially solid tumors. Our immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which we are targeting with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where we are using a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and a macrophage mediated tumor promotion mechanism, where we are antagonizing TREM2 (Triggering Receptor Expressed on Myeloid Cells 2), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

Our lead clinical-stage antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency, and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, T lymphocytes, and macrophages, and the promotion of the release of cytotoxic granules and antibody-dependent cellular cytotoxicity ("ADCC") activity. In 2020, we initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, our wholly-owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, we are enrolling patients in multiple clinical trials:

•
GALAXIES Lung-301: global randomized, double-blind Phase 3 registrational study assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high non-small cell lung cancer ("NSCLC"). In July 2024, we announced the dosing of the first patient in the trial, triggering $35 million in development milestone payments from GSK.

•
GALAXIES Lung-201: global randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and in combination with GSK'608, GSK's investigational anti-CD96 antibody, nelistotug. In September 2024, we announced that we observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapy with checkpoint inhibitors.

•
GALAXIES H&N-202: global, randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced / metastatic head and neck squamous cell carcinoma ("HNSCC").

•
TIG-006 HNSCC: randomized, open label Phase 1/2 study assessing dostarlimab with belrestotug in first-line PD-L1 positive advanced / metastatic HNSCC. In May 2024, we announced completion of enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study.

We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s nelistotug, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

Our second clinical program is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression and restore T cell proliferation and activity in the tumor microenvironment, as a monotherapy and in combination with other standards of care. We are evaluating EOS-984 in a Phase 1 trial in advanced malignancies. We completed enrolling patients in the monotherapy dose escalation portion and are treating patients in the EOS-984 and pembrolizumab combination portion of the study.

We are also developing EOS-215, a potential best-in-class monoclonal antibody which antagonizes triggering receptor expressed on myeloid cells 2 (TREM2). TREM2 macrophages in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models and has completed IND-enabling studies.

In December 2024, we presented clinical, translational, and preclinical data from our adenosine A2AR antagonist program, inupadenant, also known as EOS-850, including interim data from the dose escalation portion of A2A-005, the Phase 2 trial assessing inupadenant and platinum-doublet chemotherapy in post-immunotherapy metastatic non-small cell lung cancer. While the initial signal for inupadenant’s recommended Phase 2 dose in the A2A-005 trial compared to chemotherapy alone was encouraging and supported its differentiated, insurmountable profile, we as well as our scientific and clinical advisory boards believed it did not meet sufficient level of clinical activity to warrant further investment.

We began our research and development activities as a spin-off of Ludwig Cancer Research and have built significant expertise in designing novel cancer therapies. Our internal research and development team has extensive expertise in tumor biology, immunology and the characterization of resistance mechanisms in the tumor microenvironment, pharmacology, and translational medicine. We have also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale. We continue to progress research programs focused on additional mechanisms of tumor growth and resistance and that will complement our current programs addressing the tumor microenvironment. Our expertise also allows us to measure the activity of a product candidate in patients, seek to optimize combination agents and identify patients we deem most likely to benefit from treatment.

Objectives and Business Strategy

Our vision is to transform the treatment of people living with cancer by creating a broad portfolio of therapies. The key pillars of our strategy to achieve our vision include:

•
Advance the development of our clinical candidates toward registration. In collaboration with GSK, we aim to exploit the broad potential of TIGIT inhibition and advance belrestotug through clinical development and regulatory approval. For the adenosine pathway and TREM2, our goal is to build upon the differentiated profile of EOS-984 and EOS-215 to advance these programs through clinical development and regulatory approval.
•
Leverage our deep understanding of tumor biology and the tumor microenvironment to identify and develop additional novel product candidates. Since our inception, we have established extensive knowledge in immuno-metabolism, characterization of the immunosuppressive mechanisms in the tumor microenvironment, tumor biology, pharmacology, and translational medicine. We will continue to apply our expertise in understanding and targeting key drivers of tumor growth and mechanisms of resistance within the tumor microenvironment. Once these new targets are validated, we will use our expertise to develop differentiated clinical candidates to progress in clinical development for the treatment of cancer.
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise to move our product candidates toward commercialization. In June 2021, we entered into the GSK Collaboration Agreement to co-develop and co-commercialize belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us, and we are also eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. We achieved a $35.0 million milestone payment in 2024 in connection with the dosing of the first patient in the GALAXIES-301 Phase 3 trial. By combining forces with GSK and their global reach and leading pipeline in the TIGIT/CD226 pathway, this collaboration expands and accelerates our ability to bring belrestotug to patients globally in multiple indications. In addition, we have and may in the future enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates.
•
Maintain a strong culture of innovation and putting patients first. We will continue to nurture our culture, which is based on scientific innovation, collaboration, courage, and putting patients first in everything we do. We believe that our presence in the United States and Belgium is a strategic advantage that enhances our ability to attract global talent and remain at the forefront of innovation in the field of tumor biology.

Our Pipeline

The following chart summarizes our current and expected development of our pipeline of therapeutic candidates during 2025.

The promise of immuno-oncology

In recent years, the treatment of cancer has been reshaped by the promise of immuno-oncology therapies. These therapies work to harness the patients’ own immune system to attack their own cancer tissue. The most widely used of these interventions are the immune checkpoint inhibitors ("CPIs"), with anti-PD-1 antibodies being the most successful immunotherapies. Immune checkpoints are proteins on certain immune cells that regulate the activation, often functioning as on-off switches, of effector cells. The success of these CPIs has demonstrated the hupotential of harnessing the immune system to treat cancer and increased understanding of the sophisticated mechanisms by which cancer evades the immune system.

Our drug discovery efforts are dedicated to understanding immune resistance pathways with the specific goal of generating differentiated product candidates that restore the immune response against cancer. We currently have three immuno-oncology product candidates, belrestotug, EOS-984, and EOS-215, each targeting a key cancer resistance mechanism that inhibits an effective antitumor immune response: the TIGIT/CD226 pathway for belrestotug; ENT-1, a transporter enabling the flow of immunosuppressive adenosine into T cells for EOS-984; and TREM2, a critical receptor key to driving the tumor growth promoting functions of tumor resident macrophages for EOS-215. We believe that each product candidate has the potential to increase patient responses to immunotherapy, including in patients resistant to currently approved CPIs. We are also using our deep understanding of critical resistance pathways to identify new targets and generate additional product candidates that have the potential to be complementary to our current cancer therapies.

Belrestotug

Highlights of Belrestotug

1.
Clinical proof of concept of anti-TIGIT antibodies. Belrestotug is an antibody specifically designed to target TIGIT, a receptor expressed on immune cells, particularly tumor-infiltrating lymphocytes ("TILs"). Its main ligands play both inhibitory and stimulatory roles in regulating immune response and are highly expressed in tumors, where they have been shown to mediate immunosuppression. In September 2024, we announced that we observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapy with checkpoint inhibitors.
2.
An anti-TIGIT with strong antagonist potency. Belrestotug is a recombinant, fully human IgG1 monoclonal antibody directed against human TIGIT that we selected for clinical development based on its favorable characteristics, including affinity, competition with TIGIT ligands CD155 and CD112, high potency, cross-reactivity to TIGIT in non-human primates, functionality, and suitability for development. We produced biosimilar versions of anti-TIGIT antibodies, in development by other companies, based on sequences from the patents of Mereo, Genentech, Bristol-Myers Squibb, Merck, and Arcus and compared them to belrestotug in preclinical assays. As compared to these antibodies, belrestotug has similar or higher binding affinity for CD8+ T cells and ability to prevent the interaction between TIGIT and CD155 ligand at minimal concentrations of the antibody. Belrestotug also exhibited stronger potency as determined using an IL-2 promoter-dependent functional assay. This is the result of our screening studies, during which we observed that functional activity can be independent of affinity, and selection of a clone that was optimized for both. In preclinical models, we also showed that a surrogate anti-TIGIT antibody, sharing similar characteristics as belrestotug but active in mouse, delayed tumor growth and caused tumor regression both as monotherapy and in combination with other cancer therapies, including anti-PD-1 antibodies. We believe these properties could translate into superior clinical benefit of belrestotug as compared to other anti-TIGIT antibodies in development.
3.
An FcγR-activating anti-TIGIT antibody to restore anti-tumor activity via multiple mechanisms. Belrestotug is designed to restore immune responses through multiple mechanisms. First, belrestotug is designed to block the binding of the ligands, CD155 and CD112, to TIGIT, which frees these ligands to bind to the stimulatory receptor, CD226, expressed both on NK and T cells, resulting in activation of these immune cells and in immune-mediated killing of tumor cells. Second, as the antibody has been designed as a fully functional IgG1, belrestotug can engage Fcγ receptors expressed on dendritic cells, natural killers, and macrophages leading to pro-inflammatory signal and enhanced immune activation. Third, these activated macrophages and NK cells can induce ADCC and directly kill the cells expressing the highest level of TIGIT in the tumor microenvironment, which are the immunosuppressive regulatory T cells ("Tregs") and the terminally exhausted T cells that are detrimental to an effective antitumor immune response. With those multiple mechanisms of action, belrestotug is well suited to improve the balance of effector versus suppressive immune cells and restore the antitumor immune response, particularly in combination with other immunotherapies.
4.
Belrestotug demonstrates strong target engagement and early sign of activity in patients. In early clinical trials, belrestotug has demonstrated strong target engagement in patients treated with different concentration of the drug. Early clinical data suggest that proliferation markers are increased in T cells of treated patients while suppressive Tregs are strongly depleted from the blood and in the tumor after the initial dosing with belrestotug. In addition, multiple patients have experienced prolonged disease stabilization and some regression of tumor size was observed in subjects treated with the drug as single agent. Belrestotug is currently under clinical development in multiple studies and combinations with the goal of expanding its antitumor potential.

We believe that belrestotug has the potential to provide therapeutic benefit to patients across a wide array of tumors. Combination experiments in preclinical models suggest that combining belrestotug with a number of other immuno-oncology agents and chemotherapy regimens may lead to improved outcomes.

EOS-984

EOS-984 is a potential first-in-class small molecule in oncology inhibiting ENT1 that we are developing to reverse immunosuppression and restore T cell proliferation in the tumor microenvironment. ENT1 is a dominant transporter of extracellular adenosine expressed on intratumoral T cells which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. Our significant expertise in tumor immunology and the tumor microenvironment enabled us to identify this mechanism. In preclinical studies, addition of ATP as a source of adenosine at a concentration of 100µM completely blocked CD8+ T cell proliferation in vitro. The ENT1 inhibitor EOS-984 has the potential to block adenosine uptake into the T cell and restore their expansion and tumor cell killing activity, and can work in combination with other standards of care.

The Pro-Tumoral Role of Equilibrative Nucleoside Transporter 1 (ENT1)
1 Cell death and inflammation
High levels of extracellular adenosine
Adenosine
2 Intracellular adenosine uptake
ENT1
3 T-cell suppression
Immunosuppressed T cell
4 Tumor cell proliferation
Tumor cell

Mechanism of Equilibrative Nucleoside Transporter 1 (ENT1) Inhibitor EOS-984
1 Cell death and inflammation
High levels of extracellular adenosine
Adenosine
EOS-984
2 Inhibition of adenosine uptake
ENT1
T cell
3 T-cell proliferation
4 Tumor cell death and enhanced anti-tumor activity
Activated T cell
Tumor cell
Cytokines
Apoptosis

EOS-215

EOS-215 is a potential best-in-class anti-TREM2 antibody that we are developing to inhibit the multi-faceted protumoral activity of macrophages expressing TREM2. These macrophages have been shown to accumulate in a broad range of tumor types where they drive metabolic reprogramming, unregulated efferocytosis, immunosuppression, angiogenesis, fibrotic remodeling of the tumor microenvironment and ultimately tumor growth. Their presence has also been demonstrated to drive resistance to multiple forms of standard of care in cancer treatment. The antibody EOS-215 has been designed to block ligand binding to TREM2 and switch off the multiple tumor growth and survival promoting activities of tumor resident macrophages. The antibody has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The multiple mechanisms of action have been shown to translate to activity in highly immune resistant models.

The Pro-Tumoral Role of Triggering Receptor Expressed on Myeloid Cells 2 (TREM2)
1 Immunosuppressive signaling and efferocytosis by TREM2+ cells
TREM2 ligand
TREM2
TAM
TREM2 signaling induces immune cell suppression and apoptotic body efferocytosis by TREM2+ TAMs
TAM efferocytosis
Apoptotic body
Tumor cell
2 Immune cell suppression
Inactive NK cell
Inactive CD8+ T cell
Ineffective PD-1 inhibitor driving checkpoint inhibitor resistance
3 Immunosuppressive tumor microenvironment
Wound healing mechanisms
Fibrosis
Angiogenesis
Pro-inflammatory signaling
Metabolic adaptation and immune exhaustion
4 Tumor cell proliferation and metastasis
Mechanism of Anti-Triggering Receptor Expressed on Myeloid Cells 2 (TREM2) Antagonist EOS-215
1 Inhibition and reprogramming of TREM2+ cells
EOS006215
TREM2
TAM
Pro-inflammatory macrophage
2 Immune cell recruitment, activation, and proliferation
Active NK cell
B cell
Active CD8+ T cell
Effective PD-1 inhibitor
Apoptosis
CD8+ T cell
Tumor cell
3 Immunostimulatory tumor microenvironment
Wound healing mechanisms
Fibrosis
Angiogenesis
Pro-inflammatory signaling
Metabolic adaptation and immune exhaustion
4 Tumor cell apoptosis and decrease in metastasis

Collaborations and Licenses

Collaboration and License Agreement with GSK

On June 11, 2021, our wholly-owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, referred to as Licensed Products, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States.

Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million to us. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. We achieved our first milestone under this agreement in 2024; we received a $35.0 million payment in connection with the dosing of the first patient in the GALAXIES-301 Phase 3 Trial. Within the collaboration, GSK and we agreed to share responsibility and costs for the global development of belrestotug and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and we are eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term. We and GSK intend to develop belrestotug in combination with certain other oncology assets of GSK, and we will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations together with GSK. Subject to certain limited exceptions, other than under the GSK Collaboration Agreement, we and GSK each agreed not to, alone or with or for any Third Party, (i) develop a monospecific, monoclonal antibody that inhibits or is an antagonist of TIGIT through direct physical interaction for a period of time following the first regulatory approval of a Licensed Product in the United States, Germany, France, United Kingdom, Spain, or Italy or (ii) commercialize any such a product during the term of the GSK Collaboration Agreement. Unless terminated earlier in certain specified circumstances, the GSK Collaboration Agreement will continue for so long as we and GSK are commercializing Licensed Products in the United States.

Collaboration with Adimab

In January 2017, we entered into a collaboration agreement with Adimab, LLC ("Adimab"). We refer to this agreement, as amended, as the Original Adimab Agreement. On February 22, 2021, we entered into an amendment to the Adimab Agreement (the Amended Adimab Agreement and together with the Original Adimab Agreement, the Adimab Agreement). Adimab has developed an antibody discovery and optimization technology platform. This collaboration enables our research and development efforts on discovery and optimization of new antibodies against immuno-oncology targets we may identify.

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

Payment terms to Adimab include a one-time upfront technology access fee in the tens of thousands and payments for research support. Adimab is entitled to additional fees of up to a maximum of $0.4 million on a program-by-program basis for the achievement of certain technical milestones, one of which was met, and we paid $0.2 million in April 2017. Upon our exercise of an option for an exclusive development and commercialization license, with respect to a target, we are required to make a low single digit million-dollar payment to Adimab for each exercised option. For example, in August 2018 and in February 2024, we paid a total of $2.0 million in nonrefundable fees to exercise options to acquire certain licenses from Adimab ($1.0 million for each option). One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In addition, on a per target basis, we may be required to pay development, regulatory and commercial milestones totaling up to an aggregate of $42.8 million for the first three products and additional milestone payments up to $13.5 million for each additional product. We will pay Adimab low to mid-single-digit royalties on a country-by-country and product-by-product basis, on worldwide net product sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers such licensed product in such country, and (ii) ten years following the first commercial sale of such licensed product in such country. To date, we have paid a total of $9.4 million to Adimab pursuant to the collaboration agreement.

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

WuXi manufacturing agreement

In March 2017, we entered into a biologics master services agreement with WuXi Biologics (Hong Kong) Limited ("WuXi"), which we refer to as the WuXi Agreement. The WuXi Agreement provides for IND-enabling CMC development and GMP manufacturing of belrestotug on a work order basis. Under the WuXi Agreement, we are obligated to pay WuXi a service fee in the amount specified in each work order associated with the agreement for the provision of services. If we manufacture all of our commercial supplies of belrestotug with a manufacturer other than WuXi, we must pay to WuXi either a low single-digit royalty fee on global net sales or a one-time milestone payment in the low tens of millions.

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

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue immune-oncology treatments. For example, there are many other companies that have commercialized and/or developed immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca, Gilead, Incyte, Merck, Pfizer and Roche/Genentech.

For our anti-TIGIT antibody, belrestotug, we are aware of several pharmaceutical companies that have developed antibodies against this target, including Astrazeneca, Agenus, Merck, Mereo Biopharma Group plc, Roche/Genentech, Beigene, Ltd., Arcus (with partner Gilead), Innovent (with partner Eli Lilly), Merck KGaA, Junshi and Compugen Ltd. To our knowledge, no anti-TIGIT antibodies have been approved for commercial sale, and the most advanced antibodies are in Phase 3 clinical trials.

For our small molecule product candidate, EOS-984, we are aware of several other companies that have developed antibodies or small molecules that inhibit different targets in the adenosine pathway, including AstraZeneca, Corvus Pharmaceuticals, Merck KGaA, Arcus (with partner Gilead), Riboscience, I-Mab, Oric Pharmaceuticals, Innate Pharma, Akeso, and Trishula Therapeutics. To our knowledge, there are no small or large molecules targeting the adenosine pathway approved for the treatment of cancer and the most advanced product candidates are in Phase 3 clinical trials.

For our anti-TREM2 antibody, EOS-215, we are not aware of any anti-TREM2 blocking antibodies in clinical development or approved for commercial sale in oncology.

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

Manufacturing and supply

We currently do not own or operate any manufacturing facilities nor have any plans to do so in the foreseeable future. We rely, and expect to continue to rely, on third-party contract development and manufacturing organizations ("CDMOs"), or in the case of belrestotug, our collaborator, GSK, to develop a suitable manufacturing process at scale and produce our small molecule and biologic product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have obtained active pharmaceutical ingredients ("APIs"), and drug product for our product candidates from single-source third party CMOs, including WuXi. We are in the process of improving the scalability and reliability of the supply chain for each of our product candidates to ensure continuity of supply. In addition, we are transitioning our GMP supply chain from China to certain western countries as we continue the development of our supply chain.

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

Intellectual property

As of January 1, 2025, we had two issued United States patents, one issued European patent, one issued Japanese patent, one issued Chinese patent, as well as other issued patents globally, and over twenty pending applications (including provisional patent applications) in the United States and throughout the world in our TIGIT program portfolio. The patents and pending applications in our TIGIT program portfolio include claims covering belrestotug, its therapeutic use, and manufacture. Not including any potential patent term extension, the issued patents have a natural expiration date in 2038 and the pending applications in the portfolio, should they grant, have expiration dates ranging from 2038 to 2045.

As of January 1, 2025, we also had over 75 pending applications (including Patent Cooperation Treaty applications and provisional patent applications) in our ENT1 program portfolio both in the United States and throughout the world. The pending applications in our ENT1 program portfolio include claims covering EOS-984, such as compositions of matter, formulations, combinations, methods of treatment, and processes of manufacture. Not including any potential patent term extension, the pending applications, if granted, have expiration dates ranging from 2039 to 2045.

We have patent applications pending in the United States and throughout the world in our TREM2 program portfolio. The pending applications in our TREM2 program portfolio include claims covering EOS-215, its therapeutic use, and manufacture. Not including any potential patent term extension, the pending applications in the portfolio, should they grant, have an expiration date in 2044.

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

In the United States, where we are initially focusing our product development, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and biologics under the FDCA and the Public Health Service Act ("PHSA"), and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA through either a new drug application ("NDA"), or a biologics license application ("BLA"), process before they may be marketed in the United States. An NDA is a request for approval to market a new drug for one or more specified indications, and a BLA is a request for approval to market a new biologic for one or more specified indications. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice ("GLP"), requirements;
•
submission to the FDA of an IND that must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an Institutional Review Board ("IRB") independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practice ("GCP") requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
preparation and submission to the FDA of an NDA or BLA after completion of all pivotal trials;
•
payment of user fees for FDA review of the NDA or BLA;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements ("cGMPs"), to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s continued safety, purity and potency;
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

During the development of a new product candidate, sponsors are given opportunities to meet with FDA at certain points; including, for example, prior to the submission of an IND, at the end of Phase 2 trials, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for FDA to provide advice on the next phase of development.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, Congress added a requirement for sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet those goals. This requirement will apply with respect to clinical investigations for which enrollment commences 180 days after the publication of a final guidance by the FDA on diversity action plans. FDA published a draft guidance on diversity action plans in June 2024, and the statute directs FDA to issue a final guidance within nine months of closing the comment period on the draft guidance.

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

In addition, under the Pediatric Research Equity Act ("PREA"), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug

Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. PREA does not generally apply to a drug or biological product for an indication for which orphan designation has been granted, PREA requirements are applicable to original applications for a new active ingredient that is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer, regardless of whether the drug is for an indication for which orphan designation has been granted.

The FDA has 60 days after submission of an NDA or BLA to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the applicant. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA or BLA and respond to the applicant, and six months from the filing date of an original NDA or BLA filed for priority review. A major amendment to an NDA or BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs.

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

The FDA also may require submission of a risk evaluation and mitigation strategy ("REMS"), as a condition for approving the NDA or BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

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

Orphan designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation ("ODD"), to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM"), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval ("PMA"), simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. After a device is placed on the market, it remains subject to significant regulatory and reporting requirements.

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

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA"), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Examples of applications that may require new clinical investigations essential to approval and receive three-year exclusivity include applications for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act ("BPCIA"), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Other healthcare laws

Our business operations and any current or future arrangements with third-party payors, physicians, other healthcare providers, patients and other individuals and organizations in the healthcare industry may expose us to healthcare and other laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we may obtain marketing approval. In the United States, federal laws include, without limitation, the following (some of which may be implicated only if we have an approved product):

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
•
The federal civil and criminal false claims laws, including the civil False Claims Act ("FCA"), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA;
•
The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended, and its implementing regulations, which establish privacy and security standards applicable to certain healthcare providers and other entities and their business associates that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information;
•
The Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples.
•
federal laws, including the Medicaid Drug Rebate Program, which require pharmaceutical manufacturers to calculate, report and certify certain complex calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, which could further limit a company’s revenue generated from the sale of any approved products. Coverage and reimbursement may vary across payors. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, third-party payors may take action to manage the utilization of a product (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products) which may restrict access to the product.

Healthcare reform

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (Healthcare Reform Act), which expanded the healthcare coverage through Medicaid expansion, implemented the individual mandate for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs.

Beyond the Healthcare Reform Act, there have been ongoing healthcare reform efforts. Drug pricing and payment reform is an ongoing focus. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates, These changes include caps on Medicare Part D out of pocket costs, Medical Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high price spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2024, the Biden Administration announced its commitment to expanding certain IRA reforms. The focus on drug pricing and payment reform is likely to continue under the new Trump Administration. Other potential healthcare reform efforts under the Trump Administration could affect access to healthcare coverage or the funding of healthcare benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump Administration through executive action or by Congress.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare & Medicaid Services ("CMS"), may develop new payment and delivery models, such as bundled payment models. In addition, in recent years, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended (the "Budget Control Act"), includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2032. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

In addition, The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries and pricing and reimbursement schemes vary widely from country to country. For example, the domestic laws of various European Union (EU), may restrict the range of products for which their national health insurance systems provide reimbursement and control, both directly and indirectly, the prices of medicinal products for human use. Some EU Member States provide that products may be marketed only after a reimbursement price has been agreed. Some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or standard of care in order to obtain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Other U.S. environmental, health and safety laws and regulations

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include CMS, other divisions of the Department of Health and Human Services ("HHS"), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

European Union drug development

In the EU, our future products will be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In the EU, clinical trials are primarily regulated by Regulation (EU) No 536/2014 on clinical trials ("CTR"). The CTR requires sponsors to submit a single clinical trial authorization ("CTA") application through the Clinical Trials Information System ("CTIS"), the centralized EU portal and database for clinical trials. The CTA application will generally include the results of non-clinical studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product in the proposed clinical trial. The sponsor must select one national competent authority ("NCA") as the reporting member state ("RMS"), to lead the validation and evaluation of the application. The RMS will be responsible for consulting and coordinating with the NCAs of the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the CTIS. If successful, the sponsor may start the clinical trial in all EU Member States concerned by the application. However, a concerned Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. In addition to a CTA, sponsors of clinical trials conducted in the EU must also obtain a positive opinion on the clinical trial from a research ethics committee ("REC") in each Member State where the trial will be conducted.

In the UK, equivalent rules apply; prior to initiating a clinical trial, the sponsor must obtain a CTA from the Medicines and Healthcare products Regulatory Agency ("MHRA") as well as a positive opinion from a relevant UK-based REC.

Consistent with the position in the United States, NCAs, RECs or the sponsor may suspend a clinical trial at any time on justifiable grounds, including those arising from a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives.

European Union drug marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment according to the respective local enforcement regimes. Directive 2001/83/EC, which governs medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom ("UK"), despite its departure from the EU.

In the EU and UK, the statutory regimes applicable to the advertising of medicinal products are supplemented by codes of practice which are developed by trade organizations. Such codes of practice are only binding on companies that are members of the relevant trade organization. However, since they represent the best practice, many non-members choose to abide by these codes of practices too. These codes of practice require transfers of value to both healthcare professionals and healthcare organizations to be publicly disclosed In addition, many European countries have placed the requirement to declare transfers of value on a statutory footing. In these countries, reporting of transfers of value is required irrespective of whether the company is a member of the national trade association. The UK is currently considering whether disclosure of industry payments to the healthcare sector should be subject to statutory requirements. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, their competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European drug review and approval

In the European Economic Area ("EEA"), which is comprised of the 27 Member States of the EU together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization ("MA"). There are two types of marketing authorizations.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP"), of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products (i.e.; those which are developed using recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells, and hybridoma and monoclonal antibody methods), orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of an acquired immune deficiency syndrome (such as HIV or AIDS), cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance for indications not covered by the mandatory centralized procedure, for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is ordinarily issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the NCAs of the EEA Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure.

Where a product has already been authorized for marketing in an EEA Member State, this national MA can be recognized in another EEA Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various EEA Member States through the decentralized procedure. The decentralized procedure permits companies to file identical MA applications for a medicinal product to two or more NCAs simultaneously. A NCA, the reference member state, is appointed to lead the review of the application and to provide an assessment report. The NCAs of the other Member States, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The mutual recognition and decentralized procedures confer upon a concerned Member State the right to refuse to accept the assessment of the reference member state on grounds relating to potential serious risk to public health. The points of disagreement are subject to a dispute resolution mechanism and may eventually be referred centrally to the EMA for an assessment to be made by the CHMP whose opinion will form the basis for binding decision to be adopted by the EC.

Under the above described procedures, before granting the MA, the EMA or the NCAs of the EEA Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

European new active substance exclusivity

In the EEA, innovative medicinal products (including both small molecules and biological medicinal products), which contain a new active substance, qualify for eight years of data protection or exclusivity upon grant of MA and an additional two years of marketing protection or exclusivity. The granted data exclusivity prevents developers of a generic copy product from referencing the innovator’s non-clinical and clinical data. After this period has expired, a generic MA can be submitted, and the innovator’s data may be referenced. During the marketing protection period, even if a generic MA has been granted, the generic medicinal product cannot be placed on the market until the full ten-year protection period has expired. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. The equivalent provisions are reflected in domestic law in the UK.

On April 26, 2023, the European Commission published its proposal to reform EU pharmaceutical legislation which includes the shortening of the minimum period of regulatory data protection for innovative medicines, and market exclusivity for orphan drugs approved in the EU. The legislative process is likely to take considerable time for the legislative texts to be agreed by the European Parliament and the European Council. It is currently being estimated that the final texts will be adopted in 2026 for them to enter into force, subject to the transitional provisions.

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

In the EEA, orphan drug designation, when confirmed at the time of grant of a MA, entitles a party to financial incentives such as reduction of fees or fee waivers. If orphan status is maintained at the grant of MA, the medicinal product will attract ten years of market exclusivity. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, MAs may only be granted “similar medicinal products” for the same therapeutic indication if it can be established that: (i) the new product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for MA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted in the development phase and instead a single decision is made at the point of MA grant.

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan ("PIP"), with the EMA’s Pediatric Committee ("PDCO"), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO in circumstances where the medicinal product or the product class is likely to be ineffective or unsafe in part or all of the pediatric population; or the disease or condition occurs only in adult populations or the specific medicinal product does not represent a significant therapeutic benefit over existing treatments in pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative for a pediatric indication to be approved) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. However, the same medicinal product cannot benefit concurrently from both six-month supplementary protection certificate extension and orphan market exclusivity extension.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. After the expiry of the transition period on December 31, 2020, the UK became a “third country” for the purposes of EU law.

The EU and the UK concluded a trade and cooperation agreement ("TCA"), which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of GMP inspections and GMP documents. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. The regulatory regime in Great Britain currently broadly aligns with EU regulations, however it is possible that these regimes may diverge in future. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

Until recently, the EMA and the EC were responsible for approved new medicines for them to be supplied in Northern Ireland according to the Northern Ireland Protocol. On February 23, 2023, the UK and EU entered into a new agreement called the Windsor Framework which introduced new arrangements in place of the Northern Ireland Protocol. The new arrangements are aimed at making the supply of medicines to the UK market simpler and easier. From January 1, 2025, the MHRA will be the only authority approving medicines for the UK market, including Northern Ireland. The Windsor Framework secures the long-term stability of medicines supply to Northern Ireland, ensuring that medicines are available in the same packaging across the UK.

Pursuant to the international recognition procedure ("IRP"), the MHRA can take into account assessments provided by the Reference Regulators (as defined in the IRP) from the following countries or regions: Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU for the MHRA will conduct a targeted assessment of IRP applications. The MHRA will retain the authority to reject IRP applications if the evidence provided is considered insufficiently robust.

Data collection in the EEA and UK

The collection and use of personal health data in the EEA, is governed by the General Data Protection Regulation ("GDPR"), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances, among other data subject rights, and claim material and non-material damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR requires significant time, resources, and expense, and we may be required to put in place additional mechanisms to ensure compliance with data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

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

General Information: As of December 31, 2024, we had 173 full-time employees, 65 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 136 employees are engaged in research and development activities and 37 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Equity, Diversity and Inclusion: At iTeos, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to work. We embrace cultural, racial, sexual, gender, cognitive, social and professional diversity because we know that the only way we can make new cures possible is by working together. Among our employees as of December 31, 2024, women represent 58% and men represent 42% of our global workforce. Women represent 49% of the leadership positions at the Director level or above, and our Executive Committee, which represents the most senior leadership positions at the Company, is 29% female.

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

Safety and Well-Being: Employee health and safety in the workplace is one of our main priorities. Our Health and Safety Committee, which meets each quarter, provides a forum for employees and management to work together to prevent health and safety problems and to develop strategies to ensure a safe and healthy work environment.

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

We are focused on the development of belrestotug, EOS-984, and EOS-215. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard -of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Additionally, our clinical trials to date (except for the recently initiated GALAXIES-301 trial) have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, which may introduce study bias. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later placebo-controlled trials. We may also experience events during, or as a result of, clinical trials that could delay and could prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or IRBs/RECs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or may require that we modify or amend our clinical trial protocols;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms for clinical trial contracts or clinical trial protocols with prospective trial sites and/or clinical research organizations ("CROs");
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
•
we, regulators, or IRBs/RECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, including where combination dosing of or with our product candidates results in serious adverse events or undesirable side effects, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
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
•
we may fail to reach an agreement with regulators or IRBs/RECs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;
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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing belrestotug, EOS-984, and EOS-215 for use in combination with checkpoint inhibitor immunotherapies and with other therapies and may develop belrestotug, EOS-984, EOS-215 or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. The results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use, which may require us to work with a third party to satisfy such a requirement. Additionally, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

We may not be able to file IND/CTA applications or IND/CTA amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory authority may not permit us to proceed.

The FDA or a comparable foreign regulatory authority may require us to file separate INDs/CTAs for additional clinical trials we plan to conduct with our current product candidates, belrestotug, EOS-984, and EOS-215. We may not be able to file any additional INDs/CTAs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of public health challenges on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND/CTA or submission of a trial to an IND will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND/CTA, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs/CTAs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

We are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and in the future may conduct one or more clinical trials outside the United States, including in Europe and in Asia. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP"), regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including applicable study design, sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, additional trials would be needed, which could be costly and time-consuming, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market belrestotug, EOS-984, EOS-215, or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA, NDA or MA submission and approval of belrestotug, EOS-984, EOS-215, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

Negative developments in the field of immuno-oncology or in the specific cancer resistance mechanisms that we target, such as TIGIT or the adenosine pathway, could damage public perception of our product candidates or negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and the specific cancer resistance mechanisms that we target, such as TIGIT or the adenosine pathway programs of other companies. Adverse events or disappointing results in clinical trials of our product candidates, or in clinical trials of similar products, as well as any other negative developments in the field of immuno-oncology, including in connection with competitor therapies, could reduce expectations regarding the potential success of our programs and potentially have a negative impact on collaborations. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe or ineffective, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trials, greater governmental regulation, stricter labeling requirements, and potential regulatory delays in the testing or approvals of our product candidates.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB/REC approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

The FDA or a comparable foreign regulatory authority may determine that our product candidates have serious adverse events or undesirable side effects that delay or prevent their regulatory approval or commercialization.

Serious adverse events or undesirable side effects caused by our product candidates could cause us, IRBs/RECs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in enrollment challenges, discontinuation of trials, a more restrictive label, or delay or denial of marketing approval. We have identified in the past and may in the future identify serious adverse events suspected to be related to our product candidates. If concerns are raised regarding undesirable side effects or serious adverse events identified during clinical or preclinical testing, including any dose-limiting toxicities, the FDA or comparable foreign regulatory authority may request additional data or information or order us to pause or cease further development, e.g., by issuing a clinical hold on ongoing or planned clinical trials, declining to approve the product candidate, or issuing a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs/RECs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, reconsent of enrolled patients, or the monitoring of safety data by a data monitoring committee, among other strategies. Requests for additional data or information from the FDA or a comparable foreign regulatory authority also could result in substantial delays in the approval of our product candidates. Additionally, we may evaluate our product candidates in combination with one another, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

We may seek orphan drug designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Similar regulatory risks may occur in foreign jurisdictions, such as the EU. Therefore, orphan designation may not be granted or maintained by the comparable regulatory authorities. In addition, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act"), and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our current product candidates and any future product candidates are approved, for our targeted indications.

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
•
HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
federal laws, including the Medicaid Drug Rebate Program, which require pharmaceutical manufacturers to calculate, report and certify certain complex calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
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

Our business activities are subject to the Foreign Corrupt Practices Act ("FCPA"), and similar anti-bribery and anti-corruption laws.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing preclinical and clinical trials and any future preclinical and clinical trials of our product candidates. The timing of the initiation and completion of these trials, therefore, is partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. We are not able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities as a trial sponsor as defined by GCP. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the NCAs of the EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators, clinical trial sites, and CROs. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay or prevent marketing.

CROs, clinical trial investigators or other third parties on which we rely may fail to devote adequate time and resources to our development activities or perform as contractually required. The performance of our CROs may also be interrupted by public health challenges, including due to prioritization of resources toward such challenges or high turnover rates. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements or predefined quality standards, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash and/or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We do not currently have, and we do not plan to build, the infrastructure or capability internally to manufacture product candidates for use in the conduct of our preclinical and clinical trials or, if approved, for commercial supply. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, public health challenges may impact our ability to procure sufficient supplies for the development of our product candidates, and the extent of such impacts will depend on the severity and duration of the public health challenge and the actions undertaken to address it. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical trials and, for any product candidates that reach approval, the commercialization of our products, which would materially adversely affect our business, financial condition and results of operation.

A portion of our manufacturing of our product candidates takes place in China through third-party manufacturers. We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China, including tariffs and sanctions on China or any of our China-based third-party manufacturers. In addition, there has been increased governmental focus, including legislative proposals, in the United States on the role of Chinese companies in the life sciences industry. For example, in 2024 a bi-partisan bill was introduced into the U.S. Congress known as the BIOSECURE Act, which, if enacted into law in its most recent form, may restrict our ability to use services provided WuXi Apptec, WuXi Biologics, and WuXi STA (Chinese companies from whom we receive development and manufacturing services) in the performance of contracts with or grants from the U.S. government. To the extent these, or other companies with whom we contract, are the subject of U.S. governmental focus, we may need to transition to other providers, which could be costly and may delay the development and commercialization of our products.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Belrestotug is in ongoing Phase 3 and Phase 2 clinical trials and EOS-984 is in an ongoing Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, including through our at-the-market ("ATM"), program, debt financings, collaborations, strategic alliances, licensing and grant arrangements and other marketing or distribution arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital and maintain liquidity may be adversely impacted by potential worsening global economic conditions and the ongoing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflationary pressures among other macroeconomic concerns. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and in recent years has been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the "America Invents Act"), was signed into law and included a number of significant changes to United States patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. Such avenues include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are required to file income tax returns in the United States and Belgium, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Furthermore, significant judgment is required in evaluating our tax positions, including our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our interpretation or application of accounting policies may be questioned by the relevant tax authorities, and the relevant tax laws and regulations, or the interpretation thereof, including through tax rulings, by the relevant tax authorities, may be subject to change. Any adverse outcome of such a review or change, including any adverse resolution of one or more uncertain tax positions, may lead to adjustments in the amounts recorded in our financial statements, and could have a materially adverse effect on our operating results and financial condition.

Changes in United States federal income tax or Belgian tax laws and regulations could adversely affect our business and financial condition.

We are subject to taxes in the United States and Belgium, as well as laws and regulations regarding taxes, levies, and other charges in different countries. These tax rules, which are subject to change, affect tax liabilities imposed in respect of our assets, income, and operations, including transactions with third parties, affiliates and employees. Dealings and other intercompany transactions between current group companies and former group companies as well as additional companies that may form part of our group in the future are subject to transfer pricing regulations imposed by jurisdictions in which such companies are resident and can affect the income tax liability of each company.

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

At December 31, 2024, we had an estimated cumulative carry forward tax losses of $61.9 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used within three subsequent taxable periods. We also expect to benefit from the innovation income deduction ("IID"), in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as recoverable cash advance grants ("RCAs"), include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region has provided us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. We are no longer receiving payments from these grants, and did not receive any payments for these grants in 2024.

We must repay 30% of the amount received under the grants unless we decide to abandon our intellectual property rights in the drug candidate, inform the Walloon Region of our decision and justify our decision based upon the failure of the program, and transfer the intellectual property rights to the Walloon Region. This is referred to as the fixed repayment. In addition, in the event that we receive revenue from products or services related to the results of the program, we will have to pay to the Walloon Region a 0.33% royalty on revenue resulting from the first RCA grant and a 0.15% royalty on revenue resulting from the second RCA grant (increased from 0.12% effective December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed repayment, the royalty on revenue, and the interest thereon, is twice the amount of funding received.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 53.0% of our outstanding voting stock as of December 31, 2024. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2020, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including regarding executive compensation in our periodic reports and proxy statements. In addition, as long as we are a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the "Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"), as our principle office is located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Our risk management team collaborates with our Chief Information Security Officer ("CISO") and our Head of Legal to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents.

Our CISO and Cybersecurity Manager implement processes around security monitoring and vulnerability testing. We also have in place an incident response plan, which incorporates four overarching and interconnected stages: (1) preparation for a cybersecurity incident, (2) detection and analysis of a security incident, (3) containment, eradication and recovery, and (4) post-incident analysis. The plan specifies that security events and data incidents should be evaluated, ranked by severity and prioritized for response and remediation. Our procedures include an evaluation of incidents to determine materiality as well as operational, business and privacy impact. Our team of cybersecurity and information security professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies. In addition to implementing technical security measures, we have maintained an ongoing cybersecurity awareness and training program.

As part of our risk management process, we engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. In addition, we engage outside providers to conduct annual penetration testing.

We rely on third parties, including cloud vendors, for various business functions. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring, including security evaluation.

Governance.

Our board of directors has established oversight mechanisms to manage risks from cybersecurity threats. The audit committee of our board of directors (the Audit Committee"), has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once a year and following any material cybersecurity incidents. Our board of directors receives periodic updates from our Audit Committee regarding matters of cybersecurity. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any significant updates to our cybersecurity risk management and initiatives.

Our cybersecurity program is overseen by our Head of Information Technology ("IT"), and is managed by our CISO and other leaders from our IT and legal departments. Our Head of IT, CISO and Cybersecurity Manager have an average of over 20 years of prior work experience in various roles involving IT, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to senior management and the Audit Committee on any appropriate items.

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

We also lease a facility containing approximately 1,577 square meters for laboratory and office space, which is located at 29 Rue des Frères Wright, 6041 Charleroi, Belgium. In January 2021, the Company entered into an agreement to extend its office lease in Belgium effective February 1, 2021 through January 2030 and include 201 square meters of additional space. In October 2021, the Company entered into an agreement to lease an additional 453 square meters of space. In May 2023, the Company entered into another amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. In July 2023, we entered into an agreement to access 859 square meters of laboratory space in Gosselies, Belgium for the purpose of building out future laboratory space. We took occupancy of this space in March 2024. This lease will terminate in December 2028.

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

Holders of Record

As of February 28, 2025, there were 203 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Securities authorized for issuance under equity compensation plans

The following table provides aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024. We are required under applicable SEC rules to disclose in this table the number of shares remaining available for issuance under our equity plans as of December 31, 2024. Accordingly, the figures in the table below do not reflect the equity grants made to our employees under our plans since December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	10,646,885	(1)	15.06	2,867,223	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	10,646,885		15.06	2,867,223

(1)
Consists of 9,784,580 outstanding stock options and 862,305 outstanding restricted stock units issued under our 2019 Stock Option and Grant Plan (2019 Plan) and our Amended and Restated 2020 Stock Option and Incentive Plan (2020 Plan).
(2)
As of December 31, 2024, 10,824,342 shares were available for future issuance under our 2020 Plan. The number of shares of our common stock reserved for issuance under the 2020 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancelation, forfeiture, or other termination of awards under the 2020 Plan and 2019 Plan, and (ii) annually on the first of the year by the lesser of (a) 5% of the outstanding shares of the Company’s common stock on the immediately preceding December 31, or (b) such other amount as determined by the administrator of the plan. On January 1, 2025, 1,828,402 shares of our common stock were added to the 2020 Plan pursuant to this provision, which shares are not reflected in the number of shares available for issuance under the 2020 Plan.
(3)
As of December 31, 2024, 546,943 shares were available for future issuance under our 2020 Employee Stock Purchase Plan (2020 ESPP). The number of shares of our common stock reserved for issuance under the 2020 ESPP will be increased annually on the first of the year by the lesser of (a) 634,969 shares of common stock, (b) 1% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator. On January 1, 2025, no shares of our common stock were added to the 2020 ESPP pursuant to this provision.

Issuer purchases of equity securities

None

Equity Performance Graph

The following graph shows a comparison from July 24, 2020, the date of our IPO, through December 31, 2024 of cumulative return on assumed investments of $100.00 on July 24, 2020 in our common stock (ITOS), the NASDAQ U.S. Benchmark Index (NQUSB) and the NASDAQ Biotechnology Index (NBI). Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging our deep understanding of tumor biology and immunosuppressive pathways, we design novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer.

We are focused on advancing our innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which we are targeting with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where we are using a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and a macrophage mediated tumor promotion mechanism, where we are antagonizing TREM2 (Triggering Receptor Expressed on Myeloid Cells 2), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

Our lead clinical-stage antibody product candidate, belrestotug, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency, and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, T lymphocytes, and macrophages, and the promotion of the release of cytotoxic granules and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, we initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, our wholly-owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, we are enrolling patients in multiple clinical trials:

•
GALAXIES Lung-301: global randomized, double-blind Phase 3 registrational study assessing the doublet of GSK's anti-PD-1 with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high NSCLC. In July 2024, we announced the dosing of the first patient in the trial, triggering $35 million in development milestone payments from GSK.

•
GALAXIES Lung-201: global randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and in combination with GSK's nelistotug. In September 2024, we announced that we observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapy with checkpoint inhibitors.

•
GALAXIES H&N-202: global, randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced / metastatic HNSCC.

•
TIG-006 HNSCC: randomized, open label Phase 1/2 study assessing dostarlimab with belrestotug in first-line PD-L1 positive advanced / metastatic HNSCC. In May 2024, we announced completion of enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study.

We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s nelistotug, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

Our second clinical program is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. EOS-984 has the potential to fully reverse adenosine immune suppression and restore T cell proliferation and activity in the tumor microenvironment, as a monotherapy and in combination with other standards of care. We are evaluating EOS-984 in a Phase 1 trial in advanced malignancies. We completed enrolling patients in the monotherapy dose escalation portion and are treating patients in the EOS-984 and pembrolizumab combination portion of the study.

We are also developing EOS-215, a potential best-in-class monoclonal antibody which antagonizes triggering receptor expressed on myeloid cells 2 (TREM2). TREM2 macrophages in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models and has completed IND-enabling studies.

In December 2024, we presented clinical, translational, and preclinical data from our adenosine A2AR antagonist program, inupadenant, also known as EOS-850, including interim data from the dose escalation portion of A2A-005, the Phase 2 trial assessing inupadenant and platinum-doublet chemotherapy in post-immunotherapy metastatic non-small cell lung cancer. While the initial signal for inupadenant’s recommended Phase 2 dose in the A2A-005 trial compared to chemotherapy alone was encouraging and supported its differentiated, insurmountable profile, we as well as our scientific and clinical advisory boards believed it did not meet sufficient level of clinical activity to warrant further investment.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering ("IPO"). Through December 31, 2024, we had raised an aggregate of $210.6 million of net proceeds from the IPO, $177.1 million from the sale of preferred stock, received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement, and received net proceeds of $119.7 million from the registered direct offering executed in the quarter ended June 30, 2024. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents, which totaled $142.1 million, and available-for-sale securities, which totaled $512.9 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC ("Adimab"), pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, we made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, we obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We also paid a $3.0 million milestone payment in connection with the dosing of the first patient in a Phase 3 trial, which occurred in July 2024. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through December 31, 2024, we have paid a total of $9.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

We are also party to a biologics master services agreement (the "WuXi Agreement") with WuXi Biologics Hong Kong Limited ("WuXi"), pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions.

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

Components of our results of operations

Revenue

To date, our revenues have been derived from the upfront payment associated with the GSK Collaboration Agreement and a milestone payment achieved through this agreement.

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
•
expenses incurred under agreements with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and independent contractors that conduct research and development, preclinical and clinical activities on our behalf;
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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Year ended December 31,
(in thousands)	2024	2023
Allocated research and development expenses by program:
Belrestotug	$48,806	$40,112
Inupadenant	19,230	20,789
EOS-984	12,070	8,973
EOS-215	13,192	4,828
Other R&D activities expense	5,637	4,025
Unallocated research and development expenses
Payroll and employee costs	28,944	21,751
Stock-based compensation	9,447	6,619
Other unallocated research and development	8,121	6,203
Total research and development expense	$145,447	$113,300

The presentation above has been further disaggregated compared to the historical presentation. This disaggregation was made to better align the breakdown of costs included above to the presentation of segment expenses now presented in Note 14, Segments, in the consolidated financial statements. The presentation of segment expenses was brought on by our adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The prior period figures have been recast to reflect the new presentation. Minor adjustments have also been made to the prior period program costs to align with the expense presentation required under the adoption of ASU 2023-07.

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

Research and development tax credits

Our wholly-owned subsidiary iTeos Belgium S.A., as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (15.5% for 2024 and 20.5% for 2023) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheet.

Interest income

Interest income consists of interest earned on our available-for-sale securities, money market funds, and bank sweep accounts.

Other income, net

Other income, net includes income and expenses that do not fall within other categories of the statement of operations and comprehensive loss. Items included are bank fees and gain or loss on foreign currency transactions.

Income taxes

We are subject to income taxes in the U.S. and Belgium. Belgium has a statutory tax rate different from the U.S. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. Income tax expense results from foreign minimum income tax and profit on a legal entity basis. For the first time since inception, we recognized income in 2021. Due to the revenue earned, we recognized income tax expense in 2021. As of December 31, 2024, we had foreign net operating loss carryforwards of $61.9 million with no expiration. As of December 31, 2024, we had no federal U.S. net operating loss carryforwards and had $35.9 million of state net operating loss carryforwards. These net operating losses, along with temporary differences related primarily to capitalized research and development, or R&D expenses for tax purposes in Belgium and stock-based compensation in the U.S., resulted in a net deferred tax asset of $97.3 million. We have concluded that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of December 31, 2024. In addition, the Company recorded a $46.7 million liability as of December 31, 2024, related to an uncertain tax position regarding the Company’s allocation of revenue between Belgium and the U.S.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar change in those items:

	Year ended December 31,		Change
(in thousands)	2024	2023	2024 vs. 2023
Revenue:
License and collaboration revenue	$35,000	$12,595	$22,405
Total Revenue	35,000	12,595	22,405
Operating expenses:
Research and development expenses	145,447	113,300	32,147
General and administrative expenses	49,081	50,396	(1,315)
Total operating expenses	194,528	163,696	30,832
Loss from operations	(159,528)	(151,101)	(8,427)
Other income and expense:
Grant income	2,484	2,687	(203)
Research and development tax credits	2,719	3,527	(808)
Interest income	30,872	31,774	(902)
Other income, net	3,111	4,083	(972)
Loss before income taxes	(120,342)	(109,030)	(11,312)
Income tax expense	14,072	3,612	10,460
Net loss	$(134,414)	$(112,642)	$(21,772)

License and collaboration revenue

Refer to Note 5, License and collaboration agreements, of the consolidated financial statements.

License and collaboration revenue equaled $35.0 million for the year ended December 31, 2024, relating to the achievement of the milestone payment in connection with the first dose in the Phase 3 GAL-301 study. License and collaboration revenue equaled $12.6 million for the year ended December 31, 2023, relating to the recognition of revenue for the last portion of the GSK upfront payment. The increase in 2024 was due to the first milestone achieved in connection with the GSK agreement, whereas in 2023 the last of the revenue relating to the upfront payment was recognized, and no milestones were achieved during that year.

Research and development expenses

Research and development expenses increased by $32.1 million to $145.4 million for the year ended December 31, 2024, from $113.3 million for the year ended December 31, 2023. This increase reflects an increase of $18.0 million in clinical expenses, an increase of $7.0 million of payroll and related costs, a $2.8 million increase in stock-based compensation, a $1.8 million increase in facilities related and other costs, a $1.8 million increase in milestones paid, and an increase of $0.8 million in professional and consulting fees. The primary driver of the increase was the increased clinical activities relating to the Belrestotug program, as the Phase 3 study for GAL-301 launched and ramped up during the year, as well as increased activities in our other programs.

General and administrative expenses

General and administrative expenses decreased by $1.3 million to $49.1 million for the year ended December 31, 2024 from $50.4 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $1.9 of various insurance and other costs and a $0.4 million decrease in recruiting costs. These decreases were partially offset by a $0.6 million increase in payroll and related costs, a $0.3 million increase in professional fees, and a $0.1 million increase in stock-based compensation.

Grant income

Refer to Note 6, Government grant funding and potential repayment commitments under recoverable cash advance grants (RCAs), of the consolidated financial statements.

Grant income decreased by $0.2 million to $2.5 million for the year ended December 31, 2024 from $2.7 million for the year ended December 31, 2023. The majority of the grant income in 2024 again related to the non-RCA grants which were first initiated in late 2022.

Research and development tax credits

Research and development tax credits decreased by $0.8 million for the year ended December 31, 2024, driven by a decrease in the eligible spend compared to the previous year and a decrease to the crediting rate from 20.5% in 2023 to 15.5% in 2024.

Interest income

Refer to Note 3, Fair value and investments, of the consolidated financial statements.

Interest income decreased by $1.0 million in 2024 compared to 2023, driven by the reduction of rates observed during the year. The majority of the Company's holdings consist of US Treasury and Government-backed securities. As such, the multiple rate cuts enacted by the Federal Reserve had a downward impact on our yields for newly purchased securities and for returns generated by money market funds. The decreased interest rate impact was partially offset by an increase in our invested funds due to the gross proceeds received from the registered direct offering ("RDO") with RA Capital and Boxer Capital in the second quarter of 2024.

Other income, net

The main driver of the decrease of $1.0 million of other income in 2024 compared to 2023 was the existence of one-time miscellaneous income items which occurred in 2023 and did not recur in 2024. Foreign exchange impact remained largely flat for the year-ended 2024 compared to 2023. A decrease in realized gains in 2024 compared to 2023 resulting from less related activity in the current year, was offset by an increase of unrealized gains in 2024 compared to 2023 due to the strengthening of the US Dollar to the Euro observed in late 2024.

Income tax expense

	Year ended December 31,
(in thousands)	2024	2023
Loss before income taxes	$(120,342)	$(109,030)
Income tax expense	14,072	3,612
Effective tax rate	(11.7)%	(3.3)%

Our effective tax rate decreased from (3.3)% to (11.7)% in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The 2024 effective tax rate differed from the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the impact of U.S. taxes on foreign earnings, uncertain tax positions and the change in valuation allowance. The Company recorded an additional $5.8 million liability during the year ended December 31, 2024 relating to an uncertain tax position regarding the Company’s allocation of revenue from the GSK Collaboration Agreement between Belgium and the U.S. The 2023 effective tax rate was lower than the federal and foreign statutory rates of 21% and 25%, respectively, primarily due to the consolidated pretax net loss generated in 2023, the income tax generated on interest income on cash equivalents and short-term investments, which could not be offset by operating expenses. In addition, the Company maintained its full valuation allowance on the net deferred tax assets as of December 31, 2023.

See Note 9, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and capital resources

In June, 2021, the Company's wholly-owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront payment from the GSK Collaboration Agreement. As of December 31, 2024, we had $142.1 million in cash and cash equivalents and $512.9 million in available-for-sale securities. We have also recorded a milestone payment in the amount of $35.0 million relating to the revenue recognized for the initiation of the GALAXIES-301 Phase 3 clinical trial. In addition, on May 10, 2023, we entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. To date we have not made any sales pursuant to the at-the-market offering program. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In the quarter ended June 30, 2024, we entered into a Securities Purchase Agreement ("SPA") with RA Capital and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company sold to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of our common stock, and to Boxer Capital 1,142,857 shares of our common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds from the sale of the Securities to the Investors is $120.0 million, partially offset by $0.4 million of costs incurred to execute the offering.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from our recoverable cash advance agreement with the Walloon Region, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. The Company paid the amount that had been accrued for in prior periods, and therefore there was no accrual recorded as of December 31, 2024, for the upfront payment received pursuant to the GSK Collaboration Agreement.

The following is a summary of our contractual obligations as of December 31, 2024:

Contractual Obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(In thousands)
Operating lease obligation (1)	$5,564	$1,553	$2,542	$1,406	$63
Grants repayable (2)	6,232	390	1,076	1,381	3,385
Totals	$11,796	$1,943	$3,618	$2,787	$3,448

(1)
In May 2023, the Company entered into an amendment to again increase the office and laboratory space by an additional 453 square meters for a total of 2,684 square meters. In July 2023, we entered into an agreement to access 859 square meters of laboratory space in Gosselies, Belgium for the purpose of building out future laboratory space. We began to occupy this space beginning in March 2024.
(2)
We have entered into two arrangements with the Walloon Region of Belgium, whereby the Walloon Region would provide us with up to $25.7 million for our belrestotug ($4.8 million) and inupadenant ($20.9 million) research and development programs. As of December 31, 2024, we had received all available funds under these grants. We must repay 30% of the amount received under the grants in annual installments from 2023 to 2042 unless we decide to abandon our intellectual property rights in the drug candidate, apply for a waiver from the Walloon Region justifying our decision based upon the failure of the program, and return the intellectual property to the Walloon Region. Of the total repayable balance, $0.4 million was the current portion and $5.8 million was the non-current portion as of December 31, 2024. The current portion is recorded to accrued expenses and other liabilities.

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

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(98,181)	$(103,756)
Investing activities	(131,151)	72,658
Financing activities	122,241	1,113
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,930)	(3,602)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109,021)	$(33,587)

Net cash used in operating activities

Net cash used in operating activities was $98.2 million during the year ended December 31, 2024 compared to $103.8 million during the year ended December 31, 2023. The $5.5 million decrease in cash used in comparison to the cash used during 2023 was primarily due to the receipt of the $35.0 million milestone payment in 2024, partially offset by the increase from a $112.6 million net loss in 2023 to a $134.4 million net loss in 2024.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $131.1 million for the year ended December 31, 2024 compared to $72.7 million net cash provided by investing activities in the prior year. In the year ended December 31, 2024, we purchased $520.8 million of investments, partially offset by $391.3 million of proceeds from matured investments, and $1.6 million of purchases of property, equipment, and other assets. The overall increase in cash usage for investing activities was driven by the increased deployment of cash for investing purposes compared to the prior year. This usage was driven by the intent to secure higher yields into the future, when at points in the year it seemed that the Federal Reserve was going to make more interest rate cuts than observed. The increase in investment was also partially due to the $120 million gross increase in cash relating to the RDO, and the investment of a major portion of such funds during the year.

Net cash provided by financing activities

Net cash provided by financing activities was $122.4 million during the year ended December 31, 2024. This was primarily due to the gross proceeds of $120.0 million received from the RDO transaction executed during the year. Total proceeds from stock option exercises of $2.7 million also contributed to this total. These inflows were partially offset by the payment of $0.3 million of offering costs and $0.2 million of grants repayable. Net cash provided by financing activities was $1.1 million during the year ended December 31, 2023. This was entirely due to the proceeds received from the exercise of stock options during the year.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The effects of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2024 decreased by $1.8 million from the prior year. This decrease was the result of the reduction of returns of capital made to the Belgium entity from its subsidiary in 2024 compared to 2023.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical stage programs for both belrestotug, inupadenant, and EOS-984, and move to larger randomized and registration-directed trials for our programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

In June, 2021, our wholly-owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones.

As of December 31, 2024, we had cash and cash equivalents of $142.1 million and available-for-sale securities of $512.9 million. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2027.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of December 31, 2024 and 2023, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $142.1 million and $251.2 million, respectively. We had available-for-sale fixed income securities of $512.9 million and $381.3 million as of December 31, 2024 and December 31, 2023, respectively. Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of December 31, 2024, our cash and cash equivalents was held primarily in savings, money market accounts and money market funds. Our fixed income securities were held primarily in U.S. treasury obligations, U.S. government agency obligations, and investment-grade corporate debt securities. The majority of the fixed income securities will mature within one year from December 31, 2024. There are no securities that will mature in a period greater than two years from December 31, 2024. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are subject to the risk of fluctuations in foreign currency exchange rates as our primary market risk exposure, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly-owned subsidiary, iTeos Belgium SA, is the euro. An immediate 5% change in the Euro exchange rate would not have any material effect on our results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the items listed below.

Item 9B. Other Information.

Trading Plans of Our Directors and Officers

During our fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Information Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (the "Code"), that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at investors.iteostherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-39401) filed on March 24, 2021).

4.4	Form of Exchange Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed on May 13, 2024).

4.5

Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 13, 2024).

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

10.15+*	Employment Agreement between the Registrant and David Feltquate

10.16>

Third Amended and Restated Collaboration Agreement between iTeos Belgium SA and Adimab, LLC, dated February 22, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on May 13, 2021).

10.17>

Master Services Agreement between iTeos Belgium and WuXi Biologics (Hong Kong) Limited, dated March 21, 2017 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed on July 20, 2020).

10.18>

Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated June 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39401) filed on August 11, 2021).

10.19>

Amendment No. 1 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated January 24, 2022 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File 001-39401) filed on March 15, 2023).

10.20>

Amendment No. 2 to Collaboration and License Agreement between iTeos Belgium S.A and GlaxoSmithKline Intellectual Property (No. 4) Limited dated September 30, 2022 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File 001-39401) filed on March 15, 2023).

10.21

Lease Agreement between ARE-MA Region No. 75, LLC and iTeos Therapeutics, Inc. dated November 8, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (File No. 001-39401) filed on March 23, 2022).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Bedrijfsrevisoren / Réviseurs d’Entreprises BV/SRL

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

iTeos Therapeutics Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39401) filed on March 6, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

> Identified information has been excluded from this exhibit because it is both (i) not material and (ii) the type that the registrant customarily and actually treats as private or confidential.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iTeos Therapeutics, Inc.

Date: March 5, 2025	By:	/s/ Michel Detheux
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

Name	Title	Date

/s/ Michel Detheux	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Michel Detheux

/s/ David L. Hallal	Director and Chairman of the Board of Directors	March 5, 2025
David L. Hallal

/s/ Matthew Gall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2025
Matthew Gall

/s/ Jill M. DeSimone	Director	March 5, 2025
Jill M. DeSimone

/s/ Tim Van Hauwermeiren	Director	March 5, 2025
Tim Van Hauwermeiren

/s/ Tony Ho	Director	March 5, 2025
Tony Ho

/s/ Robert Iannone	Director	March 5, 2025
Robert Iannone

/s/ David K. Lee	Director	March 5, 2025
David K. Lee

/s/ Ann D. Rhoads	Director	March 5, 2025
Ann D. Rhoads

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of iTeos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iTeos Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2025

We have served as the Company’s auditor since 2017.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$142,131	$251,177
Short-term investments (amortized cost of $352,070)	352,517	280,739
Grants receivable	805	—
Research and development tax credits receivable	963	135
Refundable income taxes	1,923	6,365
Prepaid expenses and other current assets	11,200	12,236
Total current assets	509,539	550,652
Property and equipment, net	4,895	4,696
Long-term investments (amortized cost of $160,396)	160,354	100,539
Research and development tax credits receivable, net of current portion	5,906	4,508
Restricted cash	299	274
Right of use assets	5,089	6,036
Other assets	894	883
Total assets	686,976	667,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	8,503	11,293
Other accrued expenses	1,096	306
Accrued clinical trial costs	17,896	6,752
Accrued personnel expenses	10,132	8,562
Payable for investments	—	9,787
Deferred income	1,397	2,063
Lease liabilities	1,336	1,251
Total current liabilities	40,360	40,014
Grants repayable	5,842	6,609
Lease liabilities, net of current portion	3,760	4,807
Unrecognized tax benefits	46,720	40,930
Total liabilities	96,682	92,360
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2024 and 2023, respectively; 36,568,043 and 35,838,080 shares issued and outstanding at December 31, 2024 and 2023, respectively	37	36
Additional paid-in capital	616,037	463,799
Accumulated other comprehensive loss	(15,999)	(13,240)
(Accumulated deficit) retained earnings	(9,781)	124,633
Total stockholders’ equity	590,294	575,228
Total liabilities and stockholders’ equity	686,976	667,588

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
License and collaboration revenue	$35,000	$12,595
Total revenue	35,000	12,595
Operating expenses:
Research and development expenses	145,447	113,300
General and administrative expenses	49,081	50,396
Total operating expenses	194,528	163,696
Loss from operations	(159,528)	(151,101)
Other income and expense:
Grant income	2,484	2,687
Research and development tax credits	2,719	3,527
Interest income	30,872	31,774
Other income, net	3,111	4,083
Loss before income tax expense	(120,342)	(109,030)
Income tax expense	14,072	3,612
Net loss	(134,414)	(112,642)
Net loss attributable to common stockholders	$(134,414)	$(112,642)
Basic net loss per common share	(3.32)	(3.15)
Diluted net loss per common share	$(3.32)	$(3.15)
Weighted-average common shares outstanding—basic	40,474,385	35,763,520
Weighted-average common shares outstanding—diluted	40,474,385	35,763,520

Net loss	$(134,414)	$(112,642)
Foreign currency translation adjustments	(3,127)	(3,631)
Unrealized gain related to available-for-sale debt securities	$368	$35
Comprehensive loss	(137,173)	(116,238)

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
(in thousands except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit)
Balance at December 31, 2022	35,611,219	36	$435,665	$(9,644)	$237,275	$663,332
Stock-based compensation			27,021			27,021
Common stock issued upon exercises of options and ESPP purchases	226,861		1,113	—	—	1,113
Currency translation adjustment	—	—	—	(3,631)	—	(3,631)
Unrealized gain on available-for-sale securities	—	—	—	35	—	35
Net loss	—	—	—	—	(112,642)	(112,642)
Balance at December 31, 2023	35,838,080	36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation			29,941			29,941
Common stock issued upon exercises of options, ESPP purchases, and restricted stock unit releases	487,106	1	2,723	—	—	2,724
Issuance of common stock and pre-funded warrant, net of $420,116 of offering costs	1,142,857	1	119,573	—	—	119,574
Exchange of common stock warrants	(900,000)	(1)	1	—	—	—
Currency translation adjustment	—	—	—	(3,127)	—	(3,127)
Unrealized gain on available-for-sale securities	—	—	—	368	—	368
Net loss	—	—	—	—	(134,414)	(134,414)
Balance at December 31, 2024	36,568,043	37	$616,037	$(15,999)	$(9,781)	$590,294

The accompanying notes are an integral part of these consolidated financial statements.

iTeos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(134,414)	$(112,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,238	898
Stock-based compensation	29,941	27,021
Net accretion of available-for-sale debt securities	(11,518)	(10,234)
Change in operating lease right-of-use assets	(12)	—
Unrealized foreign exchange gain	(2,063)	—
Changes in operating assets and liabilities:
Grants receivable	(831)	1,015
Research and development tax credits receivable	(2,576)	(3,400)
Refundable income taxes	4,444	(4,934)
Prepaid expenses and other current assets	423	184
Accounts payable	(2,446)	3,036
Other accrued expenses	786	8,955
Accrued clinical trial costs	11,722	(6,540)
Accrued personnel expenses	1,903	2,927
Deferred income	(568)	823
Deferred revenue	—	(12,595)
Unrecognized tax benefits	5,790	1,730
Net cash used in operating activities	(98,181)	(103,756)
Cash flows from investing activities
Purchases of investments	(520,801)	(290,541)
Proceeds from maturities of investments	391,308	366,264
Purchase of property and equipment	(1,633)	(2,966)
Purchase of other assets	(25)	(99)
Net cash (used in) provided by investing activities	(131,151)	72,658
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchase	2,724	1,113
Proceeds from issuance of common stock and warrants	119,994	—
Payment of offering costs	(277)	—
(Payment of) proceeds from grants repayable	(200)	—
Net cash provided by financing activities	122,241	1,113
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,930)	(3,602)
Net decrease in cash, cash equivalents and restricted cash	(109,021)	(33,587)
Cash, cash equivalents and restricted cash at beginning of year	251,451	285,038
Cash, cash equivalents and restricted cash at end of year	$142,430	$251,451
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$—	$354
Operating lease liabilities arising from obtaining right-of-use assets	$541	$2,155
Unrealized gain on available-for-sale securities	$368	$35
Offering costs previously included in prepaid expenses	$(143)	$—
Supplemental disclosure of cash flows
Cash paid for taxes	$4,032	$6,816

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

The Company is a clinical-stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging its deep understanding of tumor biology and immunosuppressive pathways, the Company designs novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company is focused on advancing its innovative pipeline of monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Its immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which we are targeting with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where we are using a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and a macrophage mediated tumor promotion mechanism, where we are antagonizing TREM2 (Triggering Receptor Expressed on Myeloid Cells 2), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

The Company’s lead antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, T lymphocytes, and macrophages, and the promotion of the release of cytotoxic granules and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, the Company initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, the Company reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

On June 11, 2021, the Company's wholly-owned subsidiary, iTeos Belgium S.A., and GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intend to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK will jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, the Company is enrolling patients in multiple clinical trials:

•
GALAXIES Lung-301: global randomized, double-blind Phase 3 registrational study assessing the doublet of GSK's anti-PD-1 with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high NSCLC. In July 2024, the Company announced the dosing of the first patient in the trial, triggering $35 million in development milestone payments from GSK.

•
GALAXIES Lung-201: global randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and in combination with GSK's nelistotug. In September 2024, the Company announced that it observed a clinically meaningful objective response rate across each dostarlimab with belrestotug dosing cohort in the GALAXIES Lung-201 study and a safety profile that was broadly consistent with the known safety profile of combination therapy with checkpoint inhibitors.

•
GALAXIES H&N-202: global, randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced / metastatic HNSCC.

•
TIG-006 HNSCC: randomized, open label Phase 1/2 study assessing dostarlimab with belrestotug in first-line PD-L1 positive advanced / metastatic HNSCC. In May 2024, the Company announced completion of enrollment in the first portion of the Phase 2 expansion part of the trial. The Company and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study.

The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK’s nelistotug, and belrestotug with dostarlimab and GSK'562, GSK's anti-PVRIG.

The Company's most recent program to initiate clinical trials is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. The Company is evaluating EOS-984 in a Phase 1 trial in advanced malignancies. The Company completed enrolling patients in the monotherapy dose escalation portion and is treating patients in the EOS-984 and pembrolizumab combination portion of the study.

The Company is also developing EOS-215, a potential best-in-class monoclonal antibody which antagonizes triggering receptor expressed on myeloid cells 2 (TREM2). TREM2 macrophages in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models and has completed IND-enabling studies.

In December 2024, the Company presented clinical, translational, and preclinical data from its adenosine A2AR antagonist program, inupadenant, also known as EOS-850, including interim data from the dose escalation portion of A2A-005, the Phase 2 trial assessing inupadenant and platinum-doublet chemotherapy in post-immunotherapy metastatic non-small cell lung cancer. While the initial signal for inupadenant’s recommended Phase 2 dose in the A2A-005 trial compared to chemotherapy alone was encouraging and supported its differentiated, insurmountable profile, the Company and its scientific and clinical advisory boards believed it did not meet sufficient level of clinical activity to warrant further investment.

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and has built significant expertise in designing novel cancer therapies. The Company's internal research and development team has extensive expertise in tumor biology, immunology and the characterization of resistance mechanisms in the tumor microenvironment, pharmacology, and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly-owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It was a wholly-owned subsidiary of iTeos Belgium until the fourth quarter of 2024. The Company executed an intercompany restructuring, effective as of October 31, 2024, through which iTeos Belgium sold its ownership in iTeos LLC to iTeos Inc. iTeos LLC was therefore a wholly-owned subsidiary of iTeos Inc. as of December 31, 2024.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. For the year ended December 31, 2023, the Company had a net loss of $112.6 million and retained earnings of $124.6 million. For the year ended December 31, 2024, the Company had a net loss of $134.4 million and an accumulated deficit of $9.8 million. As of March 5, 2025, the issuance date of the consolidated financial statements for the year ended December 31, 2024, the Company expects that its cash, cash equivalents and available-for-sale investments would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

Note 2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated.

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

Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Unrealized gains and losses from foreign currency translation of iTeos Belgium meet the criteria as other comprehensive income and, therefore, the Company has reported comprehensive income and net income.

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2024 or 2023. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2024, or 2023.

Concentration of credit risk

As of December 31, 2024 and 2023, the Company’s cash and cash equivalents consisted primarily of cash balances held in U.S. dollars in money market funds and money market accounts and euro in accounts with European banks in excess of publicly insured limits. The Company does not believe it is subject to unusual credit risk associated with commercial banking relationships.

As of December 31, 2024, the Company's fixed income securities consisted of investment grade U.S. treasury, U.S. government agency, and corporate securities. There are no securities in the Company's portfolio with a credit rating below "A-1". 69% of the Company's fixed income holdings as of December 31, 2024 consisted of U.S. treasury and U.S. government agency securities. The Company does not believe it is subject to unusual credit risk associated with its investment portfolio.

To date, the Company's only trade receivables have been those relating to the upfront and milestone payments received in connection with the GSK collaboration agreement. There has never been any doubt about the Company's ability to collect such receivables.

Research and development tax credits

iTeos Belgium is considered a biotech company in Belgium and therefore qualifies for a cash-based tax credit on research and development (R&D) expenses. The R&D tax credit is calculated based on a percentage of eligible R&D expenses defined by the Belgian government for each fiscal year (15.5% for 2024, 20.5% for 2023) and then applying the effective tax rate to that result. Under current tax laws, the R&D tax credits are refundable if the Company is unable to use the credits to offset income taxes for the five subsequent tax years. The Company records a receivable and other income as the eligible R&D expenses are incurred, as it is reasonably assured that the R&D tax credit will be received, based upon its history of filing for the tax credits. R&D tax credits receivable where cash is expected to be received by the Company more than one year after the balance sheet date are classified as noncurrent in the consolidated balance sheets.

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. As there were no indicators of impairment, the Company did not recognize any impairment charges for the years ended December 31, 2024 or 2023.

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

At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue is constrained as management is unable to assert that a reversal of revenue would not be possible. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has recognized $35.0 million of milestone revenue with respect to its collaboration agreements.

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

Net loss per share attributable to common stockholders

Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. The Company issued pre-funded warrants in the year ended December 31, 2024. The shares underlying the pre-funded warrants are included in the calculation of basic net loss per share because they are considered shares issuable for little or no consideration under ASC 260, Earnings Per Share. The effect of potentially dilutive shares is computed using the treasury stock method. Except where the result would be antidilutive to net income, diluted net income per share is computed assuming the exercise of common stock options.

Accounting standard updates

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This new standard requires the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The Company adopted this standard on January 1, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. The adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The additional disclosure requirements are presented in Footnote 14 - Segments.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. The new standard will require greater disaggregation of information within the effective tax rate reconciliation. Greater disaggregation of income taxes paid will also be required under adoption of this standard. This standard will become effective for the Company in the year ending December 31, 2025. While the Company is still evaluating the full impact that the adoption of this standard will have on its financial statements, the impact is not expected to be material as the resulting changes from this standard are expected to be disclosure-only.

In December 2023, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which will require disclosure of additional information about specific expense categories in the notes to financial statements. The new standard will require disclosure of a greater disaggregation of information pertaining to the main expense items presented on the income statement. This standard will become effective for the Company in the year ending December 31, 2027. While the Company is still evaluating the full impact that the adoption of this standard will have on its financial statements, the impact is not expected to be material as the resulting changes from this standard are expected to be disclosure-only.

Note 3. Investment securities and fair value measurements

Certain of the Company’s assets and liabilities are recorded at fair value, as described below.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$116,694	$—	$—	$116,694
U.S. government agency bonds	—	47,994	—	$47,994
U.S. treasury bonds	375,138	—	—	$375,138
Corporate debt securities	—	89,739	—	$89,739
Totals	$491,832	$137,733	$—	$629,565

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$228,406	$—	$—	$228,406
U.S. government agency bonds	—	193,076	—	$193,076
U.S. treasury bonds	103,597	—	—	$103,597
Corporate debt securities	—	84,605	—	$84,605
Totals	$332,003	$277,681	$—	$609,684

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2024 and 2023.

The Company's fixed income securities held as of December 31, 2024 and December 31, 2023 are classified as available-for-sale. The following table presents the amortized cost, fair value, and gross unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$47,959	$91	$(56)	$47,994
U.S. treasury bonds	374,883	585	(330)	375,138
Corporate debt securities	89,624	119	(4)	89,739
Totals	$512,466	$795	$(390)	$512,871

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$193,231	$90	$(245)	$193,076
U.S. treasury bonds	103,476	156	(35)	103,597
Corporate debt securities	84,536	114	(45)	84,605
Totals	$381,243	$360	$(325)	$381,278

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping:

	December 31, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$352,070	$352,517
Due after one year through five years	160,396	160,354
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$512,466	$512,871

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$281,035	$280,739
Due after one year through five years	100,208	100,539
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,243	$381,278

There were no securities which were determined to experience credit losses as of the years ended December 31, 2024 and December 31, 2023. There were no sales of securities which resulted in a realized loss during the year ended December 31, 2024 or December 31, 2023. The Company recognized $19.3 million of interest income earned from its available-for-sale debt securities and money market funds for the year ended December 31, 2024. The Company also recognized $11.6 million of accretion on its available-for-sale debt securities for the year ended December 31, 2024, which was recorded to interest income. The Company recognized $21.5 million of interest income earned from its available-for-sale debt securities and money market funds for the year ended December 31, 2023. The Company also recognized $10.2 million of accretion on its available-for-sale debt securities for the year ended December 31, 2023, which was recorded to interest income.

Note 4. Consolidated balance sheet components

Property and equipment

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Scientific equipment	$4,552	$3,434
Furniture & office equipment	1,204	1,467
Leasehold improvements	4,055	4,177
Total	9,811	9,078
Accumulated depreciation and amortization	(4,916)	(4,382)
Property & equipment, net	$4,895	$4,696

Depreciation and amortization expense was $1.2 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Other accrued expenses

The other accrued expenses presentation on the balance sheet has been further disaggregated with the separate presentation of accrued clinical trial costs and accrued personnel expenses, compared to the presentation reflected in the Annual Report on Form 10-K for the year ended December 31, 2023. The prior period balance sheet has been amended to reflect the updated presentation. Disaggregation of these balances now exists on the balance sheet such that no such disaggregation is required in this footnote.

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

Through December 31, 2024, the Company has paid a total of $9.4 million to Adimab under the Adimab Agreement. In 2022, the Company made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, the Company obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. The Company also made a $3.0 million payment in the year ended December 31, 2024 in connection with a development milestone that occurred early in the third quarter of 2024. The Company paid a total of $4.0 million in the year ended December 31, 2024 relating to milestones that occurred under the Adimab Agreement. As of the date of the consolidated financial statements, the Company has not pursued any additional targets under the Adimab Agreement that could potentially result in such milestone payments.

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

GlaxoSmithKline (GSK)

Summary of Agreement

On June 11, 2021, the Company’s wholly-owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK agreed to make an upfront nonrefundable payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agree to share responsibility and costs for the global development of belrestotug beyond the Phase 1 study (the "Global Development Plan") and will jointly commercialize and equally split profits in the United States. Outside of the United States, GSK will receive an exclusive license for commercialization, and the Company is eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the year ended December 31, 2024, the Company recorded to research and development expense $47.7 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $15.4 million of these costs are payable to GSK; $4.1 million of which is recorded to accounts payable and $11.3 million of which is recorded to accrued clinical trial costs in the consolidated balance sheet. During the year ended December 31, 2023, the Company recorded to research and development expense $39.6 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $0.4 million of these costs are payable to GSK, and were recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2023 The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. Development and regulatory were fully constrained at the inception of the contract as the probability of achieving such milestones was uncertain. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company recognized $35.0 million of revenue during the year ended December 31, 2024, relating to the dosing of the first patient in the Phase 3 study for GALAXIES-301 in collaboration with GSK. The entirety of the milestone payment was recognized as revenue at once during the second quarter of 2024 because the one combined performance obligation identified within the GSK contract had been fully satisfied as of the first quarter of 2023. As such, there was no longer any constraint on the milestone which was deemed variable consideration at the inception of the contract. As of December 31, 2024, there was no deferred revenue related to the GSK Collaboration Agreement recorded in the balance sheet.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the year ended December 31, 2024.

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

As the granting agencies do not meet the definition of a customer under Topic 606, qualifying grants receipts are recognized as grant income within other income, net in the consolidated statements of operations and comprehensive loss. Grant income recognized under all of the grants for research and development activities totaled $2.5 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively.

Grants which do not include an obligation to repay

As of December 31, 2024, the total amount that the granting agencies have agreed to fund in the future if the Company incurs qualifying research and development expenses under these grants is $11.1 million.

Grants which include a potential obligation to repay—RCAs

On July 20, 2017, the Company entered into an arrangement whereby the Walloon Region will provide the Company with up to $20.9 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology (RCA-1). As of December 31, 2024, the Company had received all possible funds from this grant.

On December 3, 2019, the Company entered into another recoverable cash advance grant with the Walloon Region (RCA-2) for up to $4.8 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties. As of December 31, 2024, the Company had received all possible funds from this grant.

Under the terms of both agreements, the Company must decide within 6 months after the end of the research period whether it will further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021, and was extended to March 2022. The Company must repay 30% of the amount received under the grant by annual installments from 2023 to 2042 (the fixed annual repayments) unless the Company decides to abandon its intellectual property rights in the drug candidate, applies for a waiver from the Walloon Region justifying its decision based upon the failure of the program, and returns the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under the grant, the Company records the present value of such amounts as grants repayable on the consolidated balance sheets.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1, no grant repayable related to royalties was recorded as of December 31, 2024 or December 31, 2023. For the RCA-2, the Company paid the royalty accrual of $0.8 million in the fourth quarter o 2024 and therefore recorded no royalty accrual as of December 31, 2024. The Company had recorded a royalty accrual of $0.8 million as of December 31, 2023 for this grant.

The Company recorded grant income in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the consolidated balance sheets.

The Company recorded receivables on the consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the years ended December 31, 2024 and 2023 and end of year balances as of December 31, 2024 and 2023:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Cash received	$—	$—	$—	$—	1,223	$4,419	$1,223	$4,419
Grant income recognized	16	—	—	—	2,468	2,687	2,484	2,687
Grants receivable	—	—	—	—	805	—	805	—
Grants repayable	5,028	5,496	1,210	1,317	—	—	6,238	6,813

Of the total repayable balance, $0.4 million is the current portion and $5.8 million is the non-current portion. The current portion is recorded to accrued expenses and other liabilities.

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

On May 10, 2024, the Company entered into a Securities Purchase Agreement ("SPA") with RA Capital Healthcare Fund, L.P. ("RA Capital"), and Boxer Capital, LLC ("Boxer Capital"), pursuant to which the Company sold to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of the Company's common stock and to Boxer Capital 1,142,857 shares of common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds to the Company from the sale of the Securities to RA Capital and Boxer Capital was $120.0 million, partially offset by $0.4 million of costs incurred in connection with the offering. The Securities were issued in a registered direct offering pursuant to the Company's Registration Statement on Form S-3 (File No. 333-271793) (the "RDO").

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

On May 12, 2024, the Company entered into an Exchange Agreement (the "Exchange Agreement") with RA Capital, pursuant to which RA Capital exchanged 900,000 shares of the Company’s common stock for a pre-funded warrant (the “Exchange Warrant”) to purchase up to 900,000 shares of common stock. The terms of the Exchange Warrant are substantially similar to the pre-funded warrant described above. The Exchange Agreement did not have any cash impact, and therefore did not impact the statement of cash flows.

In the first quarter of 2025, RA Capital exercised 1,556,798 of the shares underlying the pre-funded warrant in a cashless exercise.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO became effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2024 under the 2020 Plan was 10,824,342 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee of the board of directors. Accordingly, on January 1, 2025, the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 1,828,402. The 2020 Plan replaced the 2019 Plan, as the Company’s board of directors is not expected to make additional awards under the 2019 Plan following the completion of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020, the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The number of shares of common stock reserved for issuance as of December 31, 2024 under the 2020 ESPP was 546,943. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2025. During the year ended December 31, 2024, 65,699 shares were issued at a weighted-average price of $7.80 under the 2020 ESPP. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated weighted-average fair value of the issued shares was $5.26 per share. The assumptions utilized to estimate the fair value are include in the assumption table below.

Stock-Based Compensation Expense

The following table summarizes stock option activity for the year ended December 31, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	8,270,220	$17.71	6.5
Granted	2,613,790	12.89
Exercised	(418,907)	5.31
Forfeited	(680,523)	25.93
Outstanding as of December 31, 2024	9,784,580	$16.39	7.0	$6,592
Vested and expected to vest as of December 31, 2024	9,784,580	$16.39	7.0	$6,592
Exercisable at December 31, 2024	5,813,130	$16.95	5.7	$6,592

The following table summarizes stock-based compensation expense, and also the allocation within the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$9,447	$6,619
General and administrative	20,494	20,402
Total stock-based compensation expense	$29,941	$27,021

Of the $29.9 million of stock-based compensation expense recognized during the year ended December 31, 2024, $26.2 million related to stock options, $3.5 million related to restricted stock units, and $0.2 million related to ESPP awards.The weighted-average grant-date fair value of options awarded during the years ended December 31, 2024 and 2023 was $9.2 per share and $11.60 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $2.9 million and $2.2 million, respectively. The aggregate grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $30.5 million and $28.1 million, respectively. As of December 31, 2024, there was a total of $39.0 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.4 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options and ESPP awards granted during:

	Year Ended December 31,
	2024	2023
Stock Options:
Risk-free interest rate	3.56% - 4.64%	3.46% - 4.73%
Expected term (in years)	5.5 - 6	5.5 - 6
Expected volatility	76% - 84%	82% - 96%
Expected dividend yield	0	0
Estimated fair value of common stock	$8.81 - $17.46	$9.76 - $21.15
ESPP Awards:
Risk-free interest rate	4.43% - 5.39%	1.63% - 5.44%
Expected term (in years)	0.5	0.5
Expected volatility	75% - 80%	77% - 95%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$8.55 - $16.98	$15.85 - $20.92

Restricted Stock Units

The Company has issued restricted stock units beginning in 2022. The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2023	517,625	$11.81
Issued	375,965	10.83
Vested	(2,500)	35.86
Cancelled	(28,785)	15.63
Unvested as of December 31, 2024	862,305	$11.19

The restricted stock units granted in 2024 will vest 25% each year over four years. The restricted stock units granted in 2023 cliff vest 100% on the second anniversary of the grant date. The restricted stock units granted in 2022 cliff vested 25% on the anniversary of the grant date. The remainder of these units will vest in quarterly increments over the remaining three years of the vesting period. 6,875 restricted stock units had vested as of December 31, 2024. As of December 31, 2024, there was $5.4 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years.

Note 9. Income taxes

For financial reporting purposes, loss before income tax expense for the years ended December 31, 2024 and 2023 consisted of the following:

(in thousands)	2024	2023
Domestic	$(79,553)	$(70,172)
Foreign	(40,789)	(38,858)
Loss before income tax expense	$(120,342)	$(109,030)

The Company’s worldwide effective tax rate for the years ended December 31, 2024 and 2023 was (11.7)% and (3.3)%, respectively. The reconciliation of the statutory U.S. federal income tax rate (21%) to the effective income tax rate is as follows:

	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	1.7	4.9
Foreign tax differential	1.3	1.2
Stock-based compensation	(2.4)	(2.1)
Compensation in excess of Sec 162(m) limits	(2.5)	(2.3)
Net GILTI Inclusion Income	(1.3)	(0.1)
Subpart F income	(7.8)	(1.8)
Unrecognized tax benefits	(4.8)	(1.6)
Other	(4.1)	3.1
Change in valuation allowance	(21.0)	(25.6)
Effective income tax rate	(11.7)%	(3.3)%

The increased impact to the effective tax rate reconciliation relating to Subpart F income compared to the prior year was attributable to the intercompany restructuring effected by the Company in the fourth quarter of the year ended December 31, 2024. The entire ownership interest of iTeos LLC was transferred from iTeos Belgium to iTeos Inc. The gain on sale generated by iTeos Belgium, which was tax-exempt under local Belgium tax law, resulted in Subpart F income recognition for iTeos Inc under the U.S. tax regime. The result was a (7.8)% impact on the 2024 effective tax rate.

The components of income tax expense for the years ended December 31, 2024 and 2023 consisted of the following:

(in thousands)	2024	2023
Current
Domestic	$14,056	$3,612
Foreign	16	—
Deferred	—	—
Total income tax expense	$14,072	$3,612

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating losses and tax credit carryforwards. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets :
Net operating loss carryforward	$17,827	$21,796
Foreign research and development expenses	23,729	17,980
Section 174 capitalized research and development expenses	42,833	27,913
Stock-based compensation	5,609	5,002
Operating lease liabilities	1,744	1,539
Accrued vacation and bonus	1,108	846
Uncertain tax position interest	2,261	-
Foreign dividends received deduction carryforward	3,976	—
Other	189	1,164
Total deferred tax assets	99,276	76,240
Valuation allowance	(97,331)	(74,398)
Deferred tax assets, net of valuation allowance	1,945	1,842
Deferred tax liabilities:
Operating lease right of use assets	(1,742)	(1,534)
Prepaid expenses	(169)	(243)
Depreciation and amortization	(34)	(65)
Total deferred tax liabilities	(1,945)	(1,842)
Deferred tax assets and liabilities, net of valuation allowance	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of losses in prior years, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible and has concluded that it is more likely than not that the company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation will be maintained on the net deferred tax assets until there is sufficient evidence to support the reversal of some portion of these allowances. The valuation allowance increased $22.9 million during the year ended December 31, 2024 primarily due to net operating losses and an increase in cumulative temporary differences related to capitalized research and development under Section 174, stock-based compensation and foreign research and development expenses.

The Tax Cuts and Jobs Act ("TCJA"), generally allows federal losses generated after 2017 to be carried over indefinitely, but will generally limit the net operating loss ("NOL") deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, there is no carryback for losses generated after 2017.

As of December 31, 2024, the Company had Belgium NOL carryforwards for Belgian federal income tax purposes of $61.9 million, that can be carried forward indefinitely.

As of December 31, 2024, the Company had no federal NOL carryforwards. The Company had $35.9 million of state NOL carryforwards, which may be available to offset future income tax liabilities in the state of Massachusetts. They expire at various dates through 2043.

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

The Company files income tax returns in the U.S., New Hampshire, Massachusetts, Florida, Tennessee, Maryland, Illinois, New Jersey, New York, Pennsylvania, North Carolina, Utah, District of Columbia and Belgium. The Company is subject to U.S. federal, state and Belgium tax examinations by tax authorities for years 2020 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Unrecognized tax benefits were $46.7 million and $40.9 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company accrued interest relating to uncertain tax positions of $4.3 million and $1.7 million, respectively. As of December 31, 2024 and 2023, there was $8.3 million and $3.9 million, respectively, of accrued interest included in the consolidated balance sheets. The increase in the unrecognized tax benefits during the year ended December 31, 2024 was caused by the recognition of additional revenue, and the resulting income, during the year under the GSK Collaboration Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue and resulting income between the U.S. and Belgium under the GSK Collaboration Agreement, the additional recognition of revenue under that agreement increased the liability for the uncertain tax position. There was no increase in the unrecognized tax benefits during the year ended December 31, 2023, except for additional accrued interest. All unrecognized tax benefits, if recognized, would affect our effective tax rate.

The changes to the unrecognized tax benefits during the year ended December 31, 2024 were as follows:

(in thousands)
Balance at December 31, 2023	$40,930
Increase related to current year tax positions	5,790
Balance at December 31, 2024	$46,720

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of December 31, 2024 and 2023, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement with WuXi Biologics (Hong Kong) Limited (WuXi) herein referred to as the WuXi Agreement. The WuXi Agreement includes the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of December 31, 2024 and 2023, there are no minimum commitments under the WuXi Agreement. Additionally, as of December 31, 2024 and 2023, there are no royalties or milestones payable.

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
•
A July 2023 lease for 859 square meters of laboratory space in Gosselies, Belgium, for which the Company took occupancy in March 2024 and will terminate in December 2028. This lease does not contain any variable lease payments. There is no option to terminate nor to extend the lease prior to the termination date. The lease will terminate five years from the commencement of the occupancy agreement, once effective.
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

Rent expense was $1.5 million and $1.2 million for the year ended December 31, 2024 and 2023, respectively.

The following table summarizes lease terms and discount rate:

December 31,
2024
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	4.73%

The following table summarizes the cash flow and other information:

Year ended December 31,
(in thousands)	2024
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$541
Operating cash flows used in operating leases	$1,537

As of December 31, 2024, the Company had the following future minimum lease payments under non-cancelable operating leases for the future years thereafter (in thousands):

Year ending December 31:
2025	$1,553
2026	1,519
2027	1,023
2028	843
2029	563
Thereafter	63
Total Lease Payments	5,564
Less: Interest	(468)
Total Lease Liability	$5,096
Lease liabilities - current	$1,336
Lease liabilities, net of current portion	$3,760

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of December 31, 2024 and 2023, the Company had $156 thousand and $131 thousand, respectively, on hand serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the consolidated balance sheets as of December 31, 2024 and 2023.

Note 11. Employee benefit plan

iTeos Belgium sponsors a defined contribution insurance plan (the Plan) for its employees. In the first quarter of each year, iTeos Belgium pays an annual premium to the insurance company which corresponds to 5% of employees’ gross salaries. Interest accrues each year into a pool for each employee and when they retire, they collect the total in their accounts. The Company contributed $1.2 million and $675 thousand to the Plan for the years ended December 31, 2024 and 2023, respectively.

iTeos Inc. has a 401(k) defined contribution plan (the 401(k) Plan) for its U.S. employees. The 401(k) plan provides for voluntary tax-deferred salary deductions for all employees of up to 100% of their annual compensation, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company contributed $436 thousand and $312 thousand to the 401(k) Plan for the years ended December 31, 2024 and 2023, respectively.

Note 12. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to 1% of its net product sales on any product developed or owned by iTeos Therapeutics, Inc. or iTeos Belgium S.A., each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company had no product sales in 2024 or 2023, no royalties were owed to these charitable foundations as of December 31, 2024 or 2023.

Boxer Capital has previously been considered a related party to the Company due to its Chief Executive Officer serving as a member of the Company's Board of Directors. The Company issued 1,142,857 shares of its common stock to Boxer Capital for total proceeds of $20.0 million pursuant to the SPA dated May 10, 2024. Boxer Capital's Chief Executive Officer subsequently resigned from the Company's Board of Directors in October 2024. Boxer Capital was a related party at the time of its investment pursuant to the SPA.

RA Capital has also previously been considered a related party to the Company due to its partner serving on the Company's Board of Directors and its beneficial ownership of the Company exceeding 10%. RA Capital's partner resigned from the Company's Board of Directors effective December 2023. The Company subsequently issued to RA Capital a pre-funded warrant to purchase 5,714,285 shares of its common stock for total proceeds of $100.0 million pursuant to the SPA dated May 10, 2024. On May 14, 2024, RA Capital exchanged 900,000 shares of the Company's common stock for a pre-funded warrant to purchase up to 900,000 shares of the Company's common stock. RA Capital was a related party at the time of its investment pursuant to the SPA and its exchange of shares for a pre-funded warrant. Upon the execution of the Exchange Agreement, RA Capital's beneficial ownership fell below the 10% principal owner threshold per ASC 850, Related Party Transactions.

Note 13. Net loss per share attributable to common stockholders

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. For the years ended December 31, 2024 and 2023, the common stock equivalents were excluded from the weighted-average diluted shares calculation as they were anti-dilutive. The Company used the treasury stock method.

The following table summarizes the impact of the treasury stock method:

Net loss per share	December 31,
(in thousands, except per share amounts)	2024	2023
Numerator
Net loss attributable to common stockholders	$(134,414)	$(112,642)
Denominator
Weighted-average shares used to compute net loss per share, basic	40,474,385	35,763,520
Effect of dilutive securities (a)	—	—
Weighted-average shares used to compute net loss per share, diluted	40,474,385	35,763,520
Net loss per share:
Basic	$(3.32)	$(3.15)
Diluted	$(3.32)	$(3.15)

(a) The common stock equivalents, which equaled 1,662,805 stock awards outstanding as of December 31, 2024, were excluded for the year ending December 31, 2024, due to their anti-dilutive effect. The common stock equivalents, which equaled 1,692,558 stock awards outstanding as of December 31, 2023, were excluded for the year ending December 31, 2023, due to their anti-dilutive effect.

In accordance with ASC 260, Earnings Per Share, the shares of common stock underlying the pre-funded warrants are considered shares issuable for little or no cash consideration, and are therefore included in the calculation of basic net loss.

Note 14. Segments

The Company, conducting operations as a single operating segment, engages in the business of developing cancer immunotherapies. The Company currently does not recognize revenue from the sale of products as each of the Company’s product candidates have yet to reach commercialization. Revenue recognized to date has related to the GSK Collaboration Agreement. While the Company consists of entities in both the U.S. and Belgium, the Company is managed as one consolidated entity. The organization is structured as one consolidated entity, with departments consisting of employees from both locations reporting to shared managers. The executive committee also consists of a mix of employees from both the Belgium and U.S. legal entities, with all executive committee members having direct reports residing in both locations. Budgets and results prepared and provided to both the CODM and the Company’s Board of Directors reflect the consolidated organizational activities. This information is not disaggregated by location.

The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the operating segment and decides how to allocate resources based on net income, which is equal to net loss reported as consolidated net loss on the statement of operations and comprehensive income. The Company’s revenue earned from the collaboration with GSK, the Company's only customer under the definition of ASC 606, has been recognized between Belgium and the US in the following amounts:

	Year Ended December 31,
(in thousands)	2024	2023
Belgium	$35,000	$12,595
United States	—	—
Total collaboration revenue	$35,000	$12,595

Total long-lived assets recognized in the US and Belgium entities were comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Belgium	$8,860	$9,054
United States	1,125	1,678
Total long-lived assets	$9,985	$10,732

Total segment assets consist of total consolidated assets of $687.0 million as of December 31, 2024. Total segment assets is not included in the package provided regularly to the CODM. The CODM utilizes net income to analyze budget versus actual results. The budget versus actual analysis is used to identify significant cost drivers and to assess the Company’s needs for future spend. Net income is also used to evaluate the Company’s ability to fund its future expenditures. The CODM will also use net income to evaluate the Company’s performance against its operating plan.

Segment expenses presented to the CODM were the following:

	Year Ended December 31,
(in thousands)	2024	2023
Collaboration Revenue	$35,000	$12,595
Expenses
Belrestotug expense	(48,806)	(40,112)
Inupadenant expense	(19,230)	(20,789)
EOS-984 expense	(12,070)	(8,973)
EOS-215 expense	(13,192)	(4,828)
Other R&D activities expense	(5,637)	(4,025)
R&D payroll	(28,944)	(21,751)
R&D stock-based compensation	(9,447)	(6,619)
G&A payroll	(12,046)	(11,413)
G&A stock-based compensation	(20,494)	(20,402)
General and overhead expense	(24,555)	(23,929)
Other segment items (1)	24,578	38,458
Adjustments (2)	429	(854)
Consolidated net loss	$(134,414)	$(112,642)

(1) Other segment items consists of interest income, grant income, research and development tax credit income, income tax benefit (expense) and other income items including foreign exchange gains and losses.

(2) Adjustments include minor miscellaneous items excluded from the CODM package that need to be included in the presentation above in order to reconcile to consolidated net loss.