Form 10-Q
period 2025-03-31
iTeos Therapeutics, Inc.
filed 2025-04-28
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 22, 2025 the registrant had 38,273,795 shares of common stock, $0.001 par value per share, outstanding.

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
•
We may not be able to file investigational new drug ("IND") or clinical trial authorization ("CTA") applications or IND/CTA amendments to commence additional clinical trials on the timelines we expect, and, even if we are able to file, the Federal Drug Administration ("FDA") or a comparable foreign regulatory authority may not permit us to proceed.
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
•
the outcomes of our preclinical studies, including statements related to the expectations for our product candidates based on such outcomes;
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
•
our ability to scale up manufacturing of our product candidates to commercial scale, if approved;
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

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$156,544	$142,131
Short-term investments (amortized cost of $363,394)	363,825	352,517
Grants receivable	439	805
Research and development tax credits receivable	996	963
Refundable income taxes	1,836	1,923
Prepaid expenses and other current assets	13,405	11,200
Total current assets	537,045	509,539
Property and equipment, net	5,049	4,895
Long-term investments (amortized cost of $103,717)	103,920	160,354
Research and development tax credits receivable, net of current portion	6,628	5,906
Restricted cash	305	299
Right of use assets	5,048	5,089
Other assets	876	894
Total assets	$658,871	$686,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,999	$8,503
Other accrued expenses	1,754	1,096
Accrued clinical trial costs	12,922	17,896
Accrued personnel expenses	6,373	10,132
Deferred income	1,538	1,397
Lease liabilities	1,413	1,336
Total current liabilities	37,999	40,360
Grants repayable, net of current portion	6,083	5,842
Lease liabilities, net of current portion	3,640	3,760
Unrecognized tax benefits	47,725	46,720
Total liabilities	95,447	96,682
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 38,271,682 and 36,568,043 shares issued and outstanding, respectively	38	37
Additional paid-in capital	622,703	616,037
Accumulated other comprehensive loss	(14,923)	(15,999)
Accumulated deficit	(44,394)	(9,781)
Total stockholders’ equity	563,424	590,294
Total liabilities and stockholders’ equity	$658,871	$686,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Operating expenses:
Research and development expenses	29,039	34,529
General and administrative expenses	10,982	12,703
Total operating expenses	40,021	47,232
Loss from operations	(40,021)	(47,232)
Other income and expenses:
Grant income	407	949
Research and development tax credits	493	802
Interest income	6,950	7,386
Other (expense) income, net	(1,342)	2,093
Loss before income taxes	(33,513)	(36,002)
Income tax expense	(1,100)	(2,214)
Net loss	$(34,613)	$(38,216)
Basic net loss per common share	$(0.80)	$(1.07)
Diluted net loss per common share	$(0.80)	$(1.07)
Weighted-average common shares outstanding - basic	43,241,341	35,843,116
Weighted-average common shares outstanding - diluted	43,241,341	35,843,116

Net loss	$(34,613)	$(38,216)
Foreign currency translation adjustments	846	(2,265)
Unrealized gain (loss) on available-for-sale securities	230	(832)
Comprehensive loss	$(33,537)	$(41,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings (accumulated deficit)	equity
Balance at December 31, 2023	35,838,080	$36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation	—	—	7,263	—	—	7,263
Common stock issued upon exercises of options	5,676	—	22	—	—	22
Currency translation adjustment	—	—	—	(2,265)	—	(2,265)
Unrealized loss on available-for-sale securities	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	(38,216)	(38,216)
Balance at March 31, 2024	35,843,756	$36	$471,084	$(16,337)	$86,417	$541,200

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings (accumulated deficit)	equity
Balance at December 31, 2024	36,568,043	37	$616,037	$(15,999)	$(9,781)	$590,294
Stock-based compensation	—	—	6,635	—	—	6,635
Common stock issued upon exercises of options and restricted stock unit releases	146,841	—	32	—	—	32
Common stock issued upon exercise of pre-funded warrant	1,556,798	1	(1)	—	—	—
Currency translation adjustment	—	—	—	846	—	846
Unrealized gain on available-for-sale securities	—	—	—	230	—	230
Net loss	—	—	—	—	(34,613)	(34,613)
Balance at March 31, 2025	38,271,682	38	$622,703	$(14,923)	$(44,394)	$563,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(34,613)	$(38,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	304
Stock-based compensation	6,635	7,263
Net accretion of available-for-sale debt securities	(2,463)	(2,740)
Change in operating lease right-of-use assets	5	(1)
Unrealized foreign exchange loss	1,042	—
Changes in operating assets and liabilities:
Grants receivable	372	(130)
Research and development tax credits receivable	(477)	(812)
Refundable income taxes	87	1,326
Prepaid expenses and other current assets	(1,923)	(252)
Accounts payable	5,029	(5,551)
Other accrued expenses	1,273	677
Accrued clinical trial costs	(6,100)	9,025
Accrued personnel expenses	(4,015)	(3,504)
Deferred income	55	(839)
Unrecognized tax benefits	1,005	1,050
Net cash used in operating activities	(33,764)	(32,400)
Cash flows from investing activities
Purchases of investments	(60,344)	(155,852)
Proceeds from maturities of investments	108,161	87,197
Purchase of property and equipment	(101)	(945)
Purchase of other assets	(24)	—
Net cash provided by (used in) investing activities	47,692	(69,600)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options	32	22
Net cash provided by financing activities	32	22
Effects of exchange rate changes on cash, cash equivalents and restricted cash	459	(2,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,419	(104,532)
Cash, cash equivalents and restricted cash at beginning of period	142,430	251,451
Cash, cash equivalents and restricted cash at end of period	$156,849	$146,919
Non-cash investing and financing activities
Capital expenditure included in accounts payable	$92	$—
Operating lease liabilities arising from obtaining right-of-use assets	143	163
Unrealized gain (loss) on available-for-sale securities	230	(832)
Purchases of investments included in payable for investments	—	6,065
Maturities of investments included in prepaid expenses and other current assets	—	13,000
Supplemental disclosure of cash flows
Cash paid for taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of business

iTeos Therapeutics, Inc. ("iTeos Inc." or the "Company"), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company is a clinical stage biopharmaceutical company pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. By leveraging its deep understanding of tumor biology and immunosuppressive pathways, the Company designs novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company is focused on advancing its innovative pipeline which includes monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Its immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which the Company is targeting with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where the Company is using a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and the reprogramming of immunosuppressive macrophages, where the Company is antagonizing TREM2 (Triggering Receptor Expressed on Myeloid Cells 2), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

The Company’s lead clinical-stage antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, T lymphocytes, and macrophages, and the promotion of the release of pro-inflammatory cytokines and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, the Company initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, the Company reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

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

In partnership with GSK, the Company has multiple active clinical trials:

▪
GALAXIES Lung-301: global randomized, double blind Phase 3 registrational study assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high non-small cell lung cancer (NSCLC). In July 2024, the Company announced the dosing of the first patient in the trial, triggering $35 million in development milestone payments from GSK.
▪
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
▪
GALAXIES H&N-202: global randomized, open label Phase 2 study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced metastatic head and neck squamous cell carcinoma ("HNSCC").
▪
TIG-006 HNSCC: open label Phase 1/2 study assessing dostarlimab with belrestotug in first-line PD-L1 positive advanced metastatic HNSCC. In May 2024, the Company announced completion of enrollment in the first portion of the Phase 2 expansion part of the trial. The Company and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study.

The Company and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK's nelistotug, and belrestotug with dostarlimab and GSK’562, GSK's anti-PVRIG.

The Company's next most advanced program is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. The Company is evaluating EOS-984 in a Phase 1 Trial in advanced malignancies. The Company has completed enrollment for the monotherapy dose escalation portion and is treating patients in the EOS-984 and pembrolizumab combination portion of the study.

The Company's most recent program to initiate a clinical trial is EOS-215, a potential best-in-class monoclonal antibody which antagonizes triggering receptor expressed on myeloid cells 2 (TREM2). Macrophages expressing TREM2 in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models. The Company has initiated patient dosing in a Phase 1/1b dose escalation and expansion cohort trial assessing EOS-215 as a monotherapy and in combination with pembrolizumab in selected advanced solid tumors.

In December 2024, the Company presented clinical, translational, and preclinical data from our adenosine A2AR antagonist program, inupadenant, also known as EOS-850, including interim data from the dose escalation portion of A2A-005, the Phase 2 trial assessing inupadenant and platinum-doublet chemotherapy in post-immunotherapy metastatic non-small cell lung cancer. While the initial signal for inupadenant’s recommended Phase 2 dose in the A2A-005 trial compared to chemotherapy alone was encouraging and supported its differentiated, insurmountable profile, the Company and its scientific and clinical advisory boards believed it did not meet sufficient level of clinical activity to warrant further investment.

The Company began its research and development activities as a spin-off of Ludwig Cancer Research and has built significant expertise in designing novel cancer therapies. The Company's internal research and development team has extensive expertise in tumor biology, immunology, and the characterization of resistance mechanisms in the tumor microenvironment, pharmacology and translational medicine. The Company has also built discovery capabilities to develop both small molecules and antibodies with differentiated and optimized product profiles for targets validated by a strong scientific rationale.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly owned subsidiary of iTeos Inc.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company had a net loss of $34.6 million and $38.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and March 31, 2024, the Company had an accumulated deficit of $44.4 million and retained earnings of $86.4 million, respectively. As of April 28, 2025, the issuance date of the condensed consolidated financial statements for the period ended March 31, 2025, the Company expects that its cash, cash equivalents, and available-for-sale investments would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of the condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-39401). The results for any interim period are not necessarily indicative of results for any future period.

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

Note 2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2025. Since the date of those financial statements, there have been no material changes to significant accounting policies.

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$119,719	$—	$—	$119,719
U.S. government agency bonds	—	55,581	—	55,581
U.S. treasury bonds	358,522	—	—	358,522
Corporate debt securities	—	53,641	—	53,641
Totals	$478,241	$109,222	$—	$587,463

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$116,694	$—	$—	$116,694
U.S. government agency bonds	—	47,994	—	47,994
U.S. treasury bonds	375,138	—	—	375,138
Corporate debt securities	—	89,739	—	89,739
Totals	$491,832	$137,733	$—	$629,565

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2025 and 2024.

The Company's fixed income securities held as of March 31, 2025 and December 31, 2024 with original maturity dates beyond three months are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	March 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$55,514	$88	$(20)	$55,582
U.S. treasury bonds	358,018	668	(164)	358,522
Corporate debt securities	53,579	62	-	53,641
Totals	$467,111	$818	$(184)	$467,745

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains in AOCI	Gross unrealized losses in AOCI	Fair value
U.S. government agency bonds	$47,959	$91	$(56)	$47,994
U.S. treasury bonds	374,883	585	(330)	375,138
Corporate debt securities	89,624	119	(4)	89,739
Totals	$512,466	$795	$(390)	$512,871

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping as of March 31, 2025.

	March 31, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$363,394	$363,825
Due after one year through five years	103,717	103,920
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$467,111	$467,745

	December 31, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$352,070	$352,517
Due after one year through five years	160,396	160,354
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$512,466	$512,871

There were no securities with expected credit losses or non-credit related impairment as of March 31, 2025 or December 31, 2024. There were no sales of securities which resulted in a realized loss during the three months ended March 31, 2025. The Company recognized $4.5 million of interest income earned from its available-for-sale debt securities and cash and cash equivalents during the three months ended March 31, 2025. The Company recognized $2.5 million of accretion on its available-for-sale debt securities during the three months ended March 31, 2025. The accretion recognized was recorded to interest income during these periods. The Company recognized $4.3 million of interest income earned from its available-for-sale debt securities and money market funds during the three months ended March 31, 2024. The Company also recognized $2.8 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three months ended March 31, 2024.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Scientific equipment	$4,863	$4,552
Furniture & office equipment	1,259	1,204
Leasehold improvements & assets under construction	4,274	4,055
Total	10,397	9,811
Accumulated depreciation and amortization	(5,348)	(4,916)
Property & equipment, net	$5,049	$4,895

Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2025, and $0.3 million for the three months ended March 31, 2024.

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

Through March 31, 2025, the Company has paid a total of $9.4 million to Adimab relating to milestones under the Adimab Agreement. The Company made a $1.0 million payment to Adimab in the first quarter of 2024 relating to a milestone that occurred during the fourth quarter of 2023. The Company also made a $3.0 million payment in the year ended December 31, 2024 in connection with a development milestone that occurred early in the third quarter of 2024. The Company did not make any milestone payments to Adimab in the three months ended March 31, 2025. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

GSK is responsible for 60% of the costs related to the Global Development Plan. During the three months ended March 31, 2025, the Company recorded to research and development expense $9.8 million related to the cost-sharing provisions of the GSK Collaboration Agreement. $6.0 million of these costs were payable to GSK and recorded in accrued clinical trial costs in the condensed consolidated balance sheet as of March 31, 2025. Additionally, $10.8 million was recorded in accounts payable in the condensed consolidated balance sheet as of March 31, 2025 for amounts payable to GSK that relate to the prior period settlement accrual. The Company and GSK have collectively agreed to spend an aggregate of $900.0 million on the Global Development Plan.

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

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of March 31, 2025, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company is applying the royalty exception for sales-based royalties and will not recognize revenue until the subsequent sale of product occurs.

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

The Company did not recognize any revenue during the three months ended March 31, 2025 or the three months ended March 31, 2024 with respect to the GSK Collaboration Agreement. Revenue recognized under this agreement is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of March 31, 2025 or December 31, 2024.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the period ended March 31, 2025.

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

Grants which do not include an obligation to repay

The total amount that the Granting Agencies have agreed to fund for qualifying research and development expenses is $11.5 million under these grants.

Grants which include an obligation to repay

On July 20, 2017, the Company entered into a recoverable cash advance arrangement whereby the Walloon Region will provide the Company with up to $20.5 million for a research and development program to perform clinical validation of an A2A receptor antagonist drug candidate for immune-oncology ("RCA-1").

On December 3, 2019, the Company entered into another recoverable cash advance arrangement with the Walloon Region ("RCA-2") for up to $4.7 million to be received to fund a research and development program conducted to develop a TIGIT blocking antibody with anti-tumor properties.

Under the terms of both agreements, the Company had to decide within 6 months after the end of the research period whether it would further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021 and was extended to March 2022, after which the Company decided it would pursue commercialization or out licensing. The Company must repay 30% of the amount received under both grants by annual installments from 2023 to 2042 (the fixed annual repayments), unless the Company had decided not to pursue commercial development or out licensing of the drug candidate, applied for a waiver from the Walloon Region justifying its decision based upon the failure of the program, or returned the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under both grants, the Company records the present value of the fixed payments as grants repayable on the condensed consolidated balance sheets. The Company did not make any payments for these grants in the three months ended March 31, 2025.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1 and RCA-2, there was no grant repayable related to royalties recorded as of March 31, 2025, or December 31, 2024.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the three months ended March 31, 2025 and 2024, and end of period balances as of March 31, 2025, and December 31, 2024:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Cash received	$—	$—	$—	$—	$861	$—	$861	$—
Grant income	$—	$—	$—	$—	$407	$949	$407	$949
Grants receivable at the end of the period	$—	$—	$—	$—	$439	$805	$439	$805
Grants repayable at the end of the period	$5,234	$5,028	$1,256	$1,210	$—	$—	$6,490	$6,238

$0.4 million of the grants repayable was included in accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024, and the remaining balance was included in grants repayable, net of current portion in the condensed consolidated balance sheet.

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

In the three months ended March 31, 2025, RA Capital exercised its pre-funded warrant with respect to 1,556,798 shares in a cashless exercise.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, our board of directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2024 under the Amended 2020 Plan was 10,824,342 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's board of directors. Accordingly, on January 1, 2025, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,828,402. The number of shares of common stock reserved for issuance as of March 31, 2025 under the Amended 2020 Plan was 12,513,308, which includes the impact of exercises of stock options to purchase shares of common stock and releases of restricted stock awards into shares of common stock reducing this reserve to date.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Company's board of directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of March 31, 2025 under the 2020 ESPP was 546,943. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. There were no shares issued under the 2020 ESPP during the three months ended March 31, 2025. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period that was open as of the end of the three months ended March 31, 2025 was $3.11 per share. The assumptions utilized to estimate the fair value are included in the assumption table included later in this footnote.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$2,520	$1,802
General and administrative	4,115	5,461
Total stock-based compensation expense	$6,635	$7,263

Of the $6.6 million of stock-based compensation expense recognized during the three months ended March 31, 2025, $5.6 million related to stock options, $0.9 million related to restricted stock units, and $0.1 million related to ESPP awards. Of the $7.3 million of stock-based compensation expense recognized during the three months ended March 31, 2024, $6.4 million related to stock options, $0.8 million related to restricted stock units, and $0.1 million related to ESPP awards in both periods.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	9,784,580	$16.39	7.0
Granted	1,162,913	7.05
Forfeited	(24,755)	14.46
Exercised	(7,405)	4.28
Outstanding as of March 31, 2025	10,915,333	$15.41	7.1	$3,117
Exercisable at March 31, 2025	6,484,462	$16.85	5.8	$3,117

The weighted-average grant-date fair value of options awarded during the three months ended March 31, 2025 and 2024 was $4.86 per share and $8.39 per share, respectively. As of March 31, 2025, there was a total of $39.0 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.5 years.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended March 31,
	2025	2024
Stock Options:
Risk-free interest rate	4.15% - 4.40%	3.82% - 4.19%
Expected term (in years)	6	6
Expected volatility	76.0%-76.6%	83%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$7.05 - $7.37	$10.21 - $11.58
ESPP Awards:
Risk-free interest rate	---	5.33%
Expected term (in years)	---	0.5
Expected volatility	---	85%
Expected dividend yield	---	0%
Estimated fair value of common stock	---	$9.90

Restricted Stock Units

The Company issued restricted stock units during the three months ended March 31, 2025, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2024	862,305	$11.19
Issued	528,843	7.05
Vested	(139,436)	15.89
Cancelled	—	—
Unvested as of March 31, 2025	1,251,712	$8.92

As of March 31, 2025, there was $8.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.9 years.

Note 9. Income taxes

The following table presents the loss before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended March 31,
(in thousands)	2025	2024
Domestic	(15,162)	(25,510)
Foreign	(18,351)	(10,492)
Loss before income tax expense	(33,513)	(36,002)
Income tax expense	(1,100)	(2,214)
Effective tax rate	(3.3)%	(6.1%)

The Company's effective tax rates were (3.3)% and (6.1)% for the three months ended March 31, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the three months ended March 31, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefit liability. For the three months ended March 31, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended March 31, 2024, additional interest was recorded on the unrecognized tax benefits liability.

The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. The unrecognized tax benefit liability increased by $1.0 million during the three months ended March 31, 2025 and 2024, relating to the accrual of interest expense on the liability. As of March 31, 2025, the Company had accrued interest and penalties relating to uncertain tax positions of $9.3 million, all of which was included in the unrecognized tax benefit liability in the condensed consolidated balance sheet as of March 31, 2025.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of March 31, 2025 and December 31, 2024, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement (the "WuXi Agreement") with WuXi Biologics (Hong Kong) Limited ("WuXi"). The WuXi Agreement provides the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of March 31, 2025 and December 31, 2024, there are no minimum commitments under the WuXi Agreement. Additionally, as of March 31, 2025 and December 31, 2024, there are no royalties or milestones payable.

Operating leases

The Company’s operating leases are as follows:

•
An April 2016 lease, as amended, provides for a total of 2,684 square meters of office and laboratory space in Gosselies, Belgium and commenced in May 2016. In January 2021, the Company entered into an amendment to extend the lease, effective February 2021 with a termination date of January 2030. There is no option within the lease agreement to extend the termination date.
•
A November 2021 lease for 9,068 square feet of office space in Watertown, Massachusetts, which commenced in November 2021 and terminates in February 2027. The lease is subject to fixed-rate rent escalations. There is no option within the lease agreement to extend the termination date.
•
A July 2023 lease for 859 square meters of laboratory space in Gosselies, Belgium, for which the Company took occupancy in March 2024 and will terminate in December 2028. This lease does not contain any variable lease payments. There is no option within the lease agreement to extend the lease prior to the termination date.
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

Rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes lease terms and discount rate:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.6	3.8
Weighted-average discount rate	4.73%	4.73%

The following table summarizes the cash flow and other information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$143	$163
Operating cash flows used in operating leases	$435	$347

As of March 31, 2025, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2025 and the future years thereafter (in thousands):

Year ending December 31:
2025	$401
2026	1,292
2027	1,490
2028	989
2029	751
Thereafter	579
Total lease payments	5,502
Less: interest	(451)
Total lease liability	$5,051
Lease liabilities, current	$1,413
Lease liabilities, net of current portion	$3,640

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of March 31, 2025 and December 31, 2024, the Company had $162 thousand and $156 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of March 31, 2025.

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

Note 12. Net loss per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. The Company uses the treasury stock method to calculate weighted-average diluted shares outstanding. For the periods ending March 31, 2025 and March 31, 2024, the common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net loss per share	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator
Net loss attributable to common stockholders	$(34,613)	$(38,216)
Denominator
Weighted-average shares used in compute net loss per share, basic	43,241,341	35,843,116
Effect of dilutive securities (a)	—	—
Weighted-average shares used to compute net loss per share, diluted	43,241,341	35,843,116
Net loss per share:
Basic	$(0.80)	$(1.07)
Diluted	$(0.80)	$(1.07)

(a) The common stock equivalents, which equaled 1,294,840 stock awards outstanding for the three months ended March 31, 2025, respectively, and 1,546,365 for the three months ended March 31, 2024, were excluded for the period then ended, respectively, due to their anti-dilutive effect.

In accordance with ASC 260, Earnings Per Share, the shares of common stock underlying the pre-funded warrants are considered shares issuable for little or no cash consideration, and are therefore included in the calculation of basic net loss per share in the above table.

Note 13. Segments

The Company, conducting operations as a single operating segment, engages in the business of developing immuno-oncology therapeutics. The Company currently does not recognize revenue from the sale of products as each of the Company’s product candidates have yet to reach commercialization. Revenue recognized to date has related to the GSK Collaboration Agreement. While the Company consists of entities in both the U.S. and Belgium, the Company is managed as one consolidated entity. The organization is structured as one consolidated entity, with departments consisting of employees from both locations reporting to shared managers. The executive committee also consists of a mix of employees from both the Belgium and U.S. legal entities, with all executive committee members having direct reports residing in both locations. Budgets and results prepared and provided to both the Chief Operating Decision Maker ("CODM") and the Company’s Board of Directors reflect the consolidated organizational activities. This information is not disaggregated by location.

The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the operating segment and decides how to allocate resources based on net income, which is equal to net loss reported as consolidated net loss on the statement of operations and comprehensive income. The Company did not earn revenue from the collaboration with GSK, the Company's only customer under the definition of ASC 606, for the three months ended March 31, 2025 or 2024.

The CODM utilizes net income to analyze budget versus actual results. The budget versus actual analysis is used to identify significant cost drivers and to assess the Company’s needs for future spend. Net income is also used to evaluate the Company’s ability to fund its future expenditures. The CODM will also use net income to evaluate the Company’s performance against its operating plan.

Segment expenses presented to the CODM were the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Expenses
Belrestotug expense	(6,430)	(12,581)
Inupadenant expense	(1,355)	(5,516)
EOS-984 expense	(3,197)	(2,181)
EOS-215 expense	(2,248)	(2,658)
Other R&D activities expense	(3,184)	(1,153)
R&D payroll	(7,927)	(6,788)
R&D stock-based compensation	(2,520)	(1,802)
G&A payroll	(2,998)	(2,833)
G&A stock-based compensation	(4,115)	(5,461)
General and overhead expense	(6,007)	(6,312)
Other segment items (1)	5,417	9,018
Adjustments (2)	(49)	51
Consolidated net loss	$(34,613)	$(38,216)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Special note regarding forward-looking statements included in this Quarterly Report on Form 10-Q, and the “Risk factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are focused on advancing our innovative pipeline, which includes monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which we are targeting with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where we are using a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and the reprogramming of immunosuppressive macrophages, where we are antagonizing triggering receptor expressed on myeloid cells 2 ("TREM2"), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

Our lead clinical-stage antibody product candidate, belrestotug, is an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action. Belrestotug was selected for its target affinity with TIGIT, potency, and potential to engage the Fc gamma receptor (FcγR), a key regulator of immune response which triggers a multi-faceted mechanism of action that improves antitumor efficacy. This multi-faceted mechanism includes the activation of dendritic cells, natural killer cells, T lymphocytes, and macrophages, and the promotion of the release of pro-inflammatory cytokines and antibody-dependent cellular cytotoxicity (ADCC) activity. In 2020, we initiated an open-label Phase 1/2a clinical trial of belrestotug in adult cancer patients with advanced solid tumors. In April 2021, we reported preliminary safety, pharmacokinetic, engagement and pharmacodynamic data, indicating target engagement and early evidence of clinical activity as a single agent.

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

In partnership with GSK, we have multiple active clinical trials:

▪
GALAXIES Lung-301: global randomized, double blind Phase 3 registrational study assessing the doublet of GSK's anti-PD-1 (Jemperli (dostarlimab-gxly)) with belrestotug versus placebo and pembrolizumab in patients with first-line PD-L1 high non-small cell lung cancer ("NSCLC"). In July 2024, we announced the dosing of the first patient in the trial, triggering $35 million in development milestone payments from GSK.
▪
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
▪
GALAXIES H&N-202: global randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced metastatic head and neck squamous cell carcinoma ("HNSCC").

▪
TIG-006 HNSCC: open label Phase 1/2 study assessing dostarlimab with belrestotug in first-line PD-L1 positive advanced metastatic HNSCC. In May 2024, we announced completion of enrollment in the first portion of the Phase 2 expansion part of the trial. We and GSK agreed to not continue beyond stage 1 recruitment in these open-label cohorts in order to focus on the randomized, controlled GALAXIES H&N-202 platform study.

We and GSK continue to explore two novel triplets in selected advanced solid tumors both in Phase 1b trials: belrestotug with dostarlimab and GSK's nelistotug, and belrestotug with dostarlimab and GSK’562, GSK's anti-PVRIG.

Our second clinical program is EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. We are evaluating EOS-984 in a Phase 1 Trial in advanced malignancies. We have completed enrollment for the monotherapy dose escalation portion and are treating patients in the EOS-984 and pembrolizumab combination portion of the study.

Our most recent program to initiate a clinical trial is EOS-215, a potential best-in-class monoclonal antibody which antagonizes TREM2. Macrophages expressing TREM2 in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models. We have initiated patient dosing in a Phase 1/1b dose escalation and expansion cohort trial assessing EOS-215 as a monotherapy and in combination with pembrolizumab in selected advanced solid tumors.

In December 2024, we presented clinical, translational, and preclinical data from our adenosine A2AR antagonist program, inupadenant, also known as EOS-850, including interim data from the dose escalation portion of A2A-005, the Phase 2 trial assessing inupadenant and platinum-doublet chemotherapy in post-immunotherapy metastatic non-small cell lung cancer. While the initial signal for inupadenant’s recommended Phase 2 dose in the A2A-005 trial compared to chemotherapy alone was encouraging and supported its differentiated, insurmountable profile, we and our scientific and clinical advisory boards believed it did not meet sufficient level of clinical activity to warrant further investment.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering ("IPO"). Through March 31, 2025, we had raised an aggregate of $210.6 million of net proceeds from the IPO, $177.1 million from the sale of preferred stock, received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement, and received net proceeds of $119.7 million from the RDO. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents, which totaled $156.5 million, and available-for-sale securities, which totaled $467.7 million.

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

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC ("Adimab"), pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, we made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, we obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We also paid a $3.0 million milestone payment in connection with the dosing of the first patient in a Phase 3 trial, which occurred in July 2024. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through March 31, 2025, we have paid a total of $9.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.

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
•
successful completion of preclinical studies and IND or CTA-enabling studies;
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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Three Months Ended March 31,
(in thousands)	2025	2024
Allocated research and development expenses by program:
Belrestotug	$6,430	$12,581
Inupadenant	1,355	5,516
EOS-984	3,197	2,181
EOS-215	2,248	2,658
Other programs, including non-clinical programs	3,184	1,153
Unallocated research and development expenses (1)
Payroll and employee costs	7,927	6,788
Stock-based compensation	2,520	1,802
Other unallocated research and development	2,178	1,850
Total research and development expense	$29,039	$34,529

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the dollar change in those items:

	Three Months Ended March 31,		Period to period
(in thousands)	2025	2024	change
Operating expenses:
Research and development expenses	29,039	34,529	(5,490)
General and administrative expenses	10,982	12,703	(1,721)
Total operating expenses	40,021	47,232	(7,211)
Loss from operations	(40,021)	(47,232)	7,211
Other income and expenses:
Grant income	407	949	(542)
Research and development tax credits	493	802	(309)
Interest income	6,950	7,386	(436)
Other income, net	(1,342)	2,093	(3,435)
Loss before income taxes	(33,513)	(36,002)	2,489
Income tax expense	(1,100)	(2,214)	1,114
Net loss	$(34,613)	$(38,216)	$3,603

License and collaboration revenue

The Company did not recognize any license and collaboration revenue for the three months ended March 31, 2025 or 2024.

Research and development expenses

Research and development expenses decreased by $5.5 million to $29.0 million for the three months ended March 31, 2025, from $34.5 million for the three months ended March 31, 2024. This decrease was primarily related to a $7.1 million decrease in clinical and related expenses which was driven mostly by the varying phasing of the multiple belrestotug studies, including the winding down of certain earlier studies. The decrease was also due in part to the discontinuation of the inupadenant program. These decreases were partially offset by increases in expenses relating to the EOS-984, EOS-215, and other pre-clinical programs. The decrease also was driven by a $0.8 million decrease in various other research and development costs This decrease was partially offset by a $1.6 million increase of payroll and related costs to support our continued growth as we advance our programs and a $0.7 million increase in stock-based compensation.

General and administrative expenses

General and administrative expenses decreased by $1.7 million to $11.0 million for the three months ended March 31, 2025, from $12.7 million for the three months ended March 31, 2024. This decrease was primarily related to a $1.3 million decrease in stock-based compensation, a $0.7 million decrease in professional fees, a $0.2 million decrease in payroll costs, and a $0.1 million decrease in facilities expense. These decreases were partially offset by an increase in commercial related and other general expenses of $0.7 million.

Grant income

Grant income decreased by $0.5 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to the substantial conclusion of a recent grant in 2024.

Interest income

Interest income decreased by $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven by decreased interest rates in the three months ended March 31, 2025 compared to the prior year, due to several rate cuts.

Other (expense) income, net

The $3.4 million decrease in other (expense) income, net in the three months ended March 31, 2025 compared to the prior year period is primarily due to an increase of foreign currency exchange losses recorded in the three months ended March 31, 2025. The U.S. Dollar had weakened relative to the Euro in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The change in net realized and unrealized foreign exchange losses compared to the prior year period was $3.5 million, offset by $0.1 million of decreases in other miscellaneous expenses.

Income tax expense

Our effective tax rates were (3.3)% and (6.1)% for the three months ended March 31, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the three months ended March 31, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefit liability. For the three months ended March 31, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended March 31, 2024, additional interest was recorded on the unrecognized tax benefit liability.

Our uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. The unrecognized tax benefit liability increased by $1.0 million during the three months ended March 31, 2025 and 2024, related to the accrual of interest expense on the liability. As of March 31, 2025, the Company had accrued interest and penalties relating to uncertain tax positions of $9.3 million, all of which was included in unrecognized tax benefit liability in the condensed consolidated balance sheet as of March 31, 2025.

Liquidity and capital resources

In June 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront and milestone payments from the GSK Collaboration Agreement. As of March 31, 2025, we had $156.5 million in cash and cash equivalents and $467.7 million in available-for-sale securities. In addition, on May 10, 2023, we entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In the second quarter of 2024, we entered into a SPA with RA Capital and Boxer Capital, LLC ("Boxer Capital"), pursuant to which we agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of our common stock, and to Boxer Capital 1,142,857 shares of our common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds from the sale of the Securities to the investors is $120.0 million, partially offset by $0.4 million of costs incurred to execute the offering.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from our recoverable cash advance agreements with the Walloon Region, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. We paid the royalty in 2024 and therefore did not record a royalty accrual as of March 31, 2025.

Under the GSK Collaboration Agreement and as part of the Global Development Plan, we and GSK agree to spend an aggregate amount of at least $900 million. GSK is responsible for 60% of the cost, while we are responsible for the remaining 40% of the cost related to the Global Development Plan. We have not included such potential expenditures, as the timing of the obligations are not known with certainty.

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

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(33,764)	$(32,400)
Investing activities	47,692	(69,600)
Financing activities	32	22
Effects of exchange rate changes on cash, cash equivalents and restricted cash	459	(2,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,419	$(104,532)

Net cash used in operating activities

Net cash used in operating activities increased by $1.4 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, from $32.4 million to $33.7 million. A decrease in net loss of $3.6 million was offset by a net increase of $3.8 million of cash used for payments of accrued clinical trial costs, personnel costs, accounts payable, and other accrued expenses. The primary reason for this increase was due to increased accruals for clinical costs as of December 31, 2024, compared to the prior year, due to the ramp up of the Phase 3 GALAXIES-301 study in late 2024. The increase was also due to an increased employee bonus payment in the three months ended March 31, 2025 compared to the prior year. The increase is also due to a $1.9 million increase in prepaid expenses compared to the prior year, which was primarily driven by an increase in payments made to CROs in advance of the completion of the related work.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities changed by $117.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, from $69.6 million cash used in to $47.7 million provided by investing activities. The change was primarily due to the purchase of $60.3 million of fixed income securities in the three months ended March 31, 2025, compared to $155.9 million in the three months ended March 31, 2024. The increase in purchases was offset by $108.2 million of proceeds received upon the maturities of fixed income securities during the three months ended March 31, 2025, compared to $87.2 million of proceeds received upon the maturities of fixed income securities during the three months ended March 31, 2024. The increase of cash used in investing activities was also partially offset by the purchase of $0.1 million in property and equipment and other assets during the three months ended March 31, 2025, as compared to $1.0 million in the three months ended March 31, 2024. The overall decrease in purchases in the three months ended March 31, 2025 compared to the prior year was driven by the investing strategy in the three months ended March 31, 2024 to secure returns in anticipation of rate cuts that were expected to be made by the Federal Reserve later in that year.

Net cash provided by financing activities

Net cash provided by financing activities was $32 thousand and $22 thousand during the three months ended March 31, 2025 and 2024, respectively. The proceeds in both periods were due entirely to proceeds from the exercise of stock options.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The change from a $2.5 million reduction to an increase of $0.4 million due to the effects of exchange rate changes on cash, cash equivalents and restricted cash from March 31, 2024 to March 31, 2025, was primarily due to the absence of returns of capital made to the Belgian entity from its subsidiary as compared to the prior year. The decrease was also in part due to there being a weakening of the U.S. Dollar to the Euro in the three months ended March 31, 2025, as compared to a strengthening of the U.S. Dollar to the Euro in the three months ended March 31, 2024.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical stage programs, belrestotug and EOS-984, and move to larger randomized and registration-directed trials for our programs, initiate new research and preclinical development efforts, and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products.

In June 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. Additionally, we are eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones.

As of March 31, 2025, we had cash and cash equivalents of $156.5 million and available-for-sale securities of $467.7 million. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2027.

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

There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements:

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

Stock-based compensation expense

The fair value of stock options and Employee Stock Purchase Plan awards we grant is estimated using the Black Scholes option pricing model. This option pricing model based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends. The fair value of our common stock utilized in the model is determined based on the quoted market price of our common stock. Expected volatility is estimated considering our own historical volatility, as well as that of identified peer companies. Expected term is estimated using the simplified method per SAB 107. The risk-free rate is estimated using daily treasury curve rates. We do not issue dividends.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of March 31, 2025 and December 31, 2024, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are exposed to market risk related to interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $156.5 million and $142.1 million, respectively. We had available-for-sale fixed income securities of $467.7 million and $512.9 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our cash and cash equivalents are held primarily in savings, money market accounts and money market funds. Our fixed income securities were held in U.S. treasury obligations, U.S. government agency obligations, and investment-grade corporate debt securities. The majority of the fixed income securities will mature within one and a half years from March 31, 2025. There are no securities that will mature in a period greater than two years from March 31, 2025. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. These factors could materially and adversely affect our business, financial ccondition, results of operations and future growth prospects.

Risks related to the development of our product candidates

We must complete successful preclinical studies and clinical trials that demonstrate the safety and efficacy of our product candidates before we can begin the commercialization process.

We are focused on the development of belrestotug, EOS-984 and EOS-215. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates designed to address the main causes of PD-1 or other standard-of-care resistance. Developing, obtaining marketing approval for, and commercializing product candidates requires substantial funding and remains subject to the risks of failure inherent at each stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

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

Additionally, our clinical trials to date (except for the GALAXIES-301 trial) have been open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, which may introduce study bias. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later placebo-controlled trials.

We may also experience events during, or as a result of, clinical trials that could delay and could prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators, Institutional Review Boards ("IRBs") or research ethics committees ("RECs") may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or may require that we modify or amend our clinical trial protocols;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms for clinical trial contracts or clinical trial protocols with prospective trial sites and/or CROs;
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
•
the data collected from clinical trials of our current product candidates and any future product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a biologics license application ("BLA"), or new drug application ("NDA") or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing belrestotug, EOS-984 and EOS-215 for use in combination with checkpoint inhibitor immunotherapies and with other therapies and may develop belrestotug, EOS-984, EOS-215 or any future product candidates for use with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. The results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use, which may require us to work with a third party to satisfy such a requirement. Additionally, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

The FDA or a comparable foreign regulatory authority may require us to file separate INDs/CTAs for additional clinical trials we plan to conduct with our current product candidates, belrestotug, EOS-984 and EOS-215. We may not be able to file any additional INDs/CTAs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND or CTA-enabling studies, including due to the impact of public health challenges on suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND/CTA or submission of a trial to an IND/CTA will result in the FDA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND/CTA, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs/CTAs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

We are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and in the future may conduct one or more clinical trials outside the United States, including in Europe and in Asia. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, ("GCP"), regulations. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including applicable study design, sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, additional trials would be needed, which could be costly and time-consuming, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

As an organization, we have never independently conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market belrestotug, EOS-984, EOS-215 or any future product candidate. Carrying out pivotal clinical trials is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to continue to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA, NDA, or marketing authorization submission and approval of belrestotug, EOS-984, EOS-215, or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
•
not be approved with label statements necessary or desirable for successful commercialization; or
•
contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy ("REMS") to monitor the safety or efficacy of the products.

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

In addition, there is substantial uncertainty as to whether and to what extent measures implemented by the new presidential administration will impact the FDA. Since the start of the new presidential administration, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations, or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval, and commercialization of our products.

The administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at FDA. A significant reduction in FDA’s workforce or budget, or other disruptions at FDA, could materially impact its ability to engage in various activities that may affect our business, including routine regulatory and oversight activities.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, applicable tracking and tracing requirements, export, import, advertising, marketing, and promotional activities. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with the FDA's current Good Manufacturing Practice requirements ("cGMPs"), requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and GCPs for any clinical trials that we conduct post-approval.

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

We may seek orphan drug designation for some or all of our product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Similar regulatory risks may occur in foreign jurisdictions, such as in the EU. Therefore, orphan designation may not be granted or maintained by the comparable foreign regulatory authorities. In addition, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the federal Food, Drug and Cosmetic Act, as amended, and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our current product candidates and any future product candidates are approved, for our targeted indications.

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

In the United States, numerous legislative and regulatory initiatives seek to contain healthcare costs. We expect that federal and state healthcare reform measures will limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. See "Government Regulation - Healthcare Reform" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing preclinical and clinical trials and any future preclinical and clinical trials of our product candidates. The timing of the initiation and completion of these trials, therefore, is partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. We are not able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities as a trial sponsor. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the national competent authorities of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators, clinical trial sites, and CROs. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay or prevent marketing.

CROs, clinical trial investigators or other third parties on which we rely may fail to devote adequate time and resources to our development activities or perform as contractually required. The performance of our CROs may also be interrupted by public health challenges, including due to prioritization of resources toward such challenges or high turnover rates. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements or predefined quality standards, or otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash and/or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We do not currently have, and we do not plan to build, the infrastructure or capability internally to manufacture product candidates for use in the conduct of our preclinical development clinical trials or, if approved, for commercial supply. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

A portion of our manufacturing of our product candidates takes place in China through third-party manufacturers. We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China, including tariffs and sanctions on China or any of our China-based third-party manufacturers. In addition, there has been increased governmental focus, including legislative proposals, in the United States on the role of Chinese companies in the life sciences industry. For example, in 2024 a bipartisan bill was introduced into the U.S. Congress known as the BIOSECURE Act, which, if enacted into law in its most recent form, may restrict our ability to use services provided WuXi Apptec, WuXi Biologics, and WuXi STA (Chinese companies from whom we receive development and manufacturing services) in the performance of contracts with or grants from the U.S. government. To the extent these, or other companies with whom we contract, are the subject of U.S. governmental focus, we may need to transition to other providers, which could be costly and may delay the development and commercialization of our products.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Belrestotug is in ongoing Phase 3 and Phase 2 clinical trials, and EOS-984 and EOS-215 are in ongoing Phase 1 clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, and to conduct IND or CTA-enabling studies for additional product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

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

Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, including through our at-the-market program, debt financings, collaborations, strategic alliances, licensing and grant arrangements and other marketing or distribution arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital and maintain liquidity may be adversely impacted by potential worsening global economic conditions and the ongoing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflationary pressures among other macroeconomic concerns. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We also cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the United States Patent and Trademark Office ("USPTO"), or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

Risks related to our business operations, employee matters, taxes, litigation, and managing growth

We may expand our development, regulatory, and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we advance our research and development programs and as we continue to operate as a public company, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of management and operations, clinical development, quality, regulatory affairs and, if any of our product candidates receive marketing approval, sales, marketing, and distribution. To manage our anticipated future growth, we must:

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

Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increases the costs incurred by us in complying with such laws, which may be substantial. For example, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, restrictions on the transfer of personal data, requirements that companies allow individuals to exercise data protection rights such as their rights to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and disclosure of significant data breaches to individuals and regulators, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021, the GDPR has been retained in the UK, as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), alongside the UK’s Data Protection Act 2018. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Our efforts to comply with the GDPR, the UK GDPR and other privacy and data protection laws impose significant costs and challenges that are likely to increase over time, and we may be exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations. Privacy laws and regulations are also expanding in the U.S. Comprehensive state privacy laws are either in effect or have been enacted in a number of states, and similar laws are being considered in several other states, as well as at the federal and local levels. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third-party litigation and regulatory investigations, enforcement, fines, and penalties.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, such as a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including supply chain disruptions, labor shortages and persistent inflation, could also strain our suppliers, possibly resulting in supply disruption, and could negatively impact our access to liquidity and banking relationships. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

At March 31, 2025, we had estimated cumulative carry forward tax losses of $61.9 million in Belgium. Under the current legislation these are available to carry forward and offset against certain future taxable income for an indefinite period in Belgium. If we are unable to use tax loss carryforwards to reduce future taxable income, our business, results of operations and financial condition may be adversely affected. As a company active in research and development in Belgium we have benefited from the availability of the Belgian research and development tax credit which can offset the Belgian corporate income tax due or it can be refunded if not used within three subsequent taxable periods. We also expect to benefit from the innovation income deduction in Belgium, which allows net profits attributable to revenue from patented products (or products for which the patent application is pending), among other things, be taxed at a lower rate than other revenues. The tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions and/or deductions in respect of our research and development activities and, should the Belgian tax authorities be successful, we may be liable for additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows.

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

Two of the grants, which are referred to as RCAs, include a potential obligation to repay the amount received under the grants. Under the RCAs, the Walloon Region has provided us with up to €23.2 million for our research and development programs for belrestotug and inupadenant. We are no longer receiving payments from these grants, and did not receive any payments for these grants in 2025.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 57.6% of our outstanding voting stock as of March 31, 2025. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, ("Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2020, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, one of our officers and directors terminated a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, and subsequently adopted a Rule 10b5-1 trading arrangement. Additionally, one of our directors adopted a Rule 10b5-1 trading arrangement. We describe the material terms of these trading arrangements below.

On March 5, 2025, Michel Detheux, our President and Chief Executive Officer and a member of our board of directors, and MG3A, a Belgian partnership of which Dr. Detheux is the manager, terminated a Rule 10b5-1 trading plan that Dr. Detheux and MG3A had originally adopted on July 16, 2024. The plan provided for the sale by Dr. Detheux and MG3A of up to an aggregate of 294,464 shares of our common stock and 313,442 shares of our common stock, respectively. Sales of shares under the plan were scheduled to occur from November 15, 2024 through the termination of plan on October 15, 2025.

On March 5, 2025, Dr. Detheux and MG3A entered into a Rule 10b5-1 trading plan that provides that Dr. Detheux and MG3A, each acting through a broker, may sell up to an aggregate of 186,464 shares of our common stock and 404,412 shares of our common stock, respectively, in each case subject to adjustments for any stock split, reverse stock split, stock dividend or change in our capitalization. Sales of shares under the plan may occur from June 4, 2025 through the termination of the plan on June 4, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Detheux and MG3A or the broker, or as otherwise provided in the plan.

On March 5, 2025, David L. Hallal, Chairman of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Hallal may sell up to an aggregate of 114,682 shares of our common stock underlying a vested stock option award which will expire on June 11, 2025, subject to adjustments for any stock split, reverse stock split, stock dividend or change in our capitalization. Sales of shares under the plan may occur from June 4, 2025 through the termination of the plan on June 11, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Hallal, or as otherwise provided in the plan.

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

iTeos Therapeutics, Inc.

Date: April 28, 2025	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: April 28, 2025	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)