Form 10-Q
period 2025-06-30
iTeos Therapeutics, Inc.
filed 2025-08-06
CIK 1808865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025 the registrant had 44,205,398 shares of common stock, $0.001 par value per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, including the section entitled "Risk factors" and "Management’s discussion and analysis" of financial condition and results of operations” contains express or implied forward-looking statements. These statements relate to future events or future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing and the consummation of the proposed acquisition of the Company by Concentra (as defined below);
•
potential contingent cash payments pursuant to the CVRs (as defined below);
•
the timing of employee terminations;
•
our expectations regarding the realization of potential strategic alternatives; and
•
our estimates of our expenses, near-term cash requirements, ongoing losses, future revenue, tax position, cash runway, capital requirements and our need for or ability to obtain additional financing;

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” "will," "would," "if," or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain such identifying terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect our results and financial condition. Factors that may cause actual results to differ from current expectations include, among other things, those listed under the section titled “Risk factors” in this Quarterly Report on Form 10-Q, the Q1 2025 Quarterly Report, and in any subsequent filings with the SEC. If one of these risks or uncertainties occur, or if underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Statements regarding our cash runway do not indicate when or if we may access the capital markets.

While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$207,820	$142,131
Short-term investments (amortized cost of $307,394)	307,610	352,517
Grants receivable	475	805
Research and development tax credits receivable	280	963
Refundable income taxes	1,793	1,923
Prepaid expenses and other current assets	11,015	11,200
Total current assets	528,993	509,539
Property and equipment, net	5,175	4,895
Long-term investments (amortized cost of $74,475)	74,614	160,354
Research and development tax credits receivable, net of current portion	7,955	5,906
Restricted cash	319	299
Right of use assets	5,129	5,089
Other assets	898	894
Total assets	$623,083	$686,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,249	$8,503
Other accrued expenses	796	1,096
Accrued clinical trial costs	36,462	17,896
Accrued personnel expenses	23,774	10,132
Deferred income	1,477	1,397
Lease liabilities	1,516	1,336
Total current liabilities	70,274	40,360
Grants repayable, net of current portion	6,606	5,842
Lease liabilities, net of current portion	3,612	3,760
Unrecognized tax benefits	48,790	46,720
Total liabilities	129,282	96,682
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 38,271,682 and 36,568,043 shares issued and outstanding, respectively	44	37
Additional paid-in capital	633,070	616,037
Accumulated other comprehensive loss	(16,190)	(15,999)
Accumulated deficit	(123,123)	(9,781)
Total stockholders’ equity	493,801	590,294
Total liabilities and stockholders’ equity	$623,083	$686,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of operations and comprehensive loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
License and collaboration revenue	$—	$35,000	$—	$35,000
Total revenue	—	35,000	—	35,000
Operating expenses:
Research and development expenses	57,275	36,709	86,314	71,238
General and administrative expenses	10,181	12,457	21,162	25,160
Restructuring costs	16,335	—	16,335	—
Total operating expenses	83,791	49,166	123,811	96,398
Loss from operations	(83,791)	(14,166)	(123,811)	(61,398)
Other income and expenses:
Grant income	183	522	591	1,472
Research and development tax credits	752	893	1,245	1,696
Interest income	6,382	7,817	13,333	15,203
Other (expense) income, net	(585)	67	(1,927)	2,158
Loss before income taxes	(77,059)	(4,867)	(110,569)	(40,869)
Income tax expense	(1,670)	(2,261)	(2,772)	(4,475)
Net loss	$(78,729)	$(7,128)	$(113,341)	$(45,344)
Basic net loss per common share	$(1.81)	$(0.18)	$(2.61)	$(1.20)
Diluted net loss per common share	$(1.81)	$(0.18)	$(2.61)	$(1.20)
Weighted-average common shares outstanding - basic	43,564,573	39,699,053	43,403,850	37,771,084
Weighted-average common shares outstanding - diluted	43,564,573	39,699,053	43,403,850	37,771,084

Net loss	$(78,729)	$(7,128)	$(113,341)	$(45,344)
Foreign currency translation adjustments	(1,217)	(151)	(370)	(2,416)
Unrealized gain (loss) on available-for-sale securities	(50)	(72)	180	(906)
Comprehensive loss	$(79,996)	$(7,351)	$(113,531)	$(48,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings (accumulated deficit)	equity
Balance at December 31, 2023	35,838,080	$36	$463,799	$(13,240)	$124,633	$575,228
Stock-based compensation	—	—	7,263	—	—	7,263
Common stock issued upon exercises of options	5,676	—	22	—	—	22
Currency translation adjustment	—	—	—	(2,265)	—	(2,265)
Unrealized loss on available-for-sale securities	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	(38,216)	(38,216)
Balance at March 31, 2024	35,843,756	$36	$471,084	$(16,337)	$86,417	$541,200
Stock-based compensation	—	—	8,062	—	—	8,062
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	433,332	—	2,383	—	—	2,383
Issuance of common stock and pre-funded warrant, net of offering costs	1,142,857	1	119,573	—	—	119,574
Exchange of common stock for pre-funded warrant	(900,000)	—	—	—	—
Currency translation adjustment	—	—	—	(151)	—	(151)
Unrealized loss on available-for-sale securities				(72)		(72)
Net income	—	—	—	—	(7,128)	(7,128)
Balance at June 30, 2024	36,519,945	$37	$601,102	$(16,560)	$79,289	$663,868

				Accumulated
			Additional	other		Total
In thousands except share amounts	Common stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	loss	earnings (accumulated deficit)	equity
Balance at December 31, 2024	36,568,043	37	$616,037	$(15,999)	$(9,781)	$590,294
Stock-based compensation	—	—	6,635	—	—	6,635
Common stock issued upon exercises of options and restricted stock unit releases	146,841	—	32	—	—	32
Common stock issued upon exercise of pre-funded warrant	1,556,798	1	(1)	—	—	—
Currency translation adjustment	—	—	—	846	—	846
Unrealized gain on available-for-sale securities	—	—	—	230	—	230
Net loss	—	—	—	—	(34,613)	(34,613)
Balance at March 31, 2025	38,271,682	38	$622,703	$(14,923)	$(44,394)	$563,424
Stock-based compensation	—	—	5,880	—	—	5,880
Common stock issued upon exercises of options, ESPP purchases, and release of restricted stock units	839,140	1	4,492	—	—	4,493
Common stock issued upon exercise of pre-funded warrant	5,056,644	5	(5)	—	—	—
Currency translation adjustment	—	—	—	(1,217)	—	(1,217)
Unrealized loss on available-for-sale securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(78,729)	(78,729)
Balance at June 30, 2025	44,167,466	44	$633,070	$(16,190)	$(123,123)	$493,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(113,341)	$(45,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	614
Stock-based compensation	12,516	15,325
Net accretion of available-for-sale debt securities	(4,447)	(5,527)
Change in operating lease right-of-use assets	(12)	(5)
Unrealized foreign exchange loss	415	—
Changes in operating assets and liabilities:
Grants receivable	415	(397)
Research and development tax credits receivable	(493)	(1,705)
Refundable income taxes	91	140
Unbilled milestone receivable	—	(35,000)
Prepaid expenses and other current assets	833	(1,051)
Accounts payable	(2,900)	(218)
Other accrued expenses	469	936
Accrued clinical trial costs	15,157	7,457
Accrued personnel expenses	12,478	(3,263)
Deferred income	(125)	(399)
Unrecognized tax benefits	2,070	2,110
Net cash used in operating activities	(76,210)	(66,327)
Cash flows from investing activities
Purchases of investments	(89,991)	(245,073)
Proceeds from maturities of investments	225,047	193,182
Purchase of property and equipment	(384)	(1,387)
Purchase of other assets	(26)	—
Net cash provided by (used in) investing activities	134,646	(53,278)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of options and ESPP purchases	4,525	2,404
Proceeds from issuance of common stock and pre-funded warrant		119,994
Net cash provided by financing activities	4,525	122,398
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,748	(2,843)
Net increase (decrease) in cash, cash equivalents and restricted cash	65,709	(50)
Cash, cash equivalents and restricted cash at beginning of period	142,430	251,451
Cash, cash equivalents and restricted cash at end of period	$208,139	$251,401
Non-cash investing and financing activities
Capital expenditure included in accounts payable	—	2
Operating lease liabilities arising from obtaining right-of-use assets	254	235
Unrealized gain (loss) on available-for-sale securities	(50)	(906)
Offering costs included within accounts payable	—	277
Supplemental disclosure of cash flows
Cash paid for taxes	760	2,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

iTeos Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Note 1. Nature of Business and Basis of Presentation

Description of business

iTeos Therapeutics, Inc. ("iTeos Inc." or the "Company"), a Delaware corporation headquartered in Watertown, Massachusetts (incorporated on October 4, 2019), is the successor to iTeos Belgium SA (iTeos Belgium) a company organized under the laws of Belgium in 2011 and headquartered in Charleroi, Belgium. The Company has historically focused on pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. The Company historically designed novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer. The Company previously focused on advancing its innovative pipeline which includes monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Its immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which the Company targets with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where the Company uses a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and the reprogramming of immunosuppressive macrophages, where the Company antagonizes Triggering Receptor Expressed on Myeloid Cells 2 ("TREM2"), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

On December 2, 2020, iTeos Securities Corporation (iTeos SC) was incorporated as a Massachusetts Security Corporation. It is a wholly owned subsidiary of iTeos Inc. On July 27, 2021, iTeos BE, LLC (iTeos LLC) was incorporated as a Delaware Limited Liability Company. It is a wholly owned subsidiary of iTeos Inc.

The Company’s lead clinical-stage antibody product candidate, belrestotug, also known as EOS-448/GSK4428859A, was an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action.

On June 11, 2021, the Company's wholly owned subsidiary, iTeos Belgium, and GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, the Company granted GSK a license under certain of its intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. GSK and iTeos intended to develop belrestotug in combination, including with other oncology assets of GSK, and iTeos and GSK would jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, the Company had multiple clinical trials:

•
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
•
GALAXIES H&N-202: global randomized, open label Phase 2 study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced metastatic head and neck squamous cell carcinoma ("HNSCC").
•
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

On May 13, 2025, the Company reported topline results from an updated interim analysis of GALAXIES Lung-201. The Company reported that the GALAXIES Lung-201 data continued to demonstrate clinically meaningful improvements in the trial’s primary endpoint of objective response rate (“ORR”), but the analysis did not meet established criteria for clinically meaningful improvements in the secondary endpoint of progression free survival in the belrestotug + dostarlimab combination cohorts versus dostarlimab monotherapy. Additionally, an interim analysis of the GALAXIES H&N-202

Phase 2 trial showed a trend below the meaningful threshold for ORR in the belrestotug combination cohorts versus dostarlimab monotherapy in PD-L1 positive head and neck squamous cell carcinoma.

Based on the results described above, the Company and GSK made the decision to terminate the belrestotug development program and end the collaboration, ending all belrestotug-containing cohorts and any new enrollment in the GALAXIES Lung-201 trial. On May 13, 2025, iTeos Belgium received written notice from GSK electing to terminate the GSK Collaboration Agreement.

The Company's next most advanced program was EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. The Company was evaluating EOS-984 in a Phase 1 Trial in advanced malignancies.

The Company's most recent program to initiate a clinical trial was EOS-215, a potential best-in-class monoclonal antibody which antagonizes TREM2. Macrophages expressing TREM2 in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models. s.

On May 28, 2025, the Company announced its intention to wind down its clinical and operational activities. The action was taken as part of the Company’s review of strategic alternatives to maximize shareholder value following the Company’s decision to terminate its belrestotug development program and the termination of the Company’s collaboration with GSK (see Note 5). The Company is currently in the process of winding down its clinical activities.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company had a net loss of $113.3 million and $45.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $123.1 million. On May 28, 2025, the Company announced, as part of a review of strategic alternatives aimed at maximizing shareholder value, its intention to wind down clinical and operational activities and that it expected such wind down to be substantially complete in the third quarter of 2025. Consequently, as of August 6, 2025, the issuance date of the condensed consolidated financial statements for the period ended June 30, 2025, the Company does not have an operational plan of business continuity. Therefore, there is substantial doubt about the Company's ability to continue as a going concern for at least 12 months from the issuance date of the condensed consolidated financial statements.

In the event that the Merger is not consummated and the Company is unable to realize a strategic alternative and until such time as the Company is fully wound down, the Company expects to incur additional losses. Failure to manage discretionary spending or execute on a strategic alternative, including the Merger, will adversely impact the Company’s ability to achieve its intended business objectives. If the Company does not successfully consummate the Merger or other strategic transaction, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 3. Investment securities and fair value measurements

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$171,909	$—	$—	$171,909
U.S. government agency bonds	—	52,940	—	52,940
U.S. treasury bonds	309,425	—	—	309,425
Corporate debt securities	—	19,859	—	19,859
Totals	$481,334	$72,799	$—	$554,133

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$116,694	$—	$—	$116,694
U.S. government agency bonds	—	47,994	—	47,994
U.S. treasury bonds	375,138	—	—	375,138
Corporate debt securities	—	89,739	—	89,739
Totals	$491,832	$137,733	$—	$629,565

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2025 and 2024.

The Company's fixed income securities held as of June 30, 2025 and December 31, 2024 with original maturity dates beyond three months are classified as available-for-sale. The following table presents the amortized cost, fair value, and unrealized gains and losses by major security type, for the fixed income securities held by the Company:

	June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agency bonds	$52,912	$57	$(29)	$52,940
U.S. treasury bonds	309,125	450	(150)	309,425
Corporate debt securities	19,832	27	-	19,859
Totals	$381,869	$534	$(179)	$382,224

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agency bonds	$47,959	$91	$(56)	$47,994
U.S. treasury bonds	374,883	585	(330)	375,138
Corporate debt securities	89,624	119	(4)	89,739
Totals	$512,466	$795	$(390)	$512,871

The following table presents the amortized cost and fair value of the Company's fixed income securities by maturity grouping as of June 30, 2025.

	June 30, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$307,394	$307,610
Due after one year through five years	74,475	74,614
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$381,869	$382,224

	December 31, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$352,070	$352,517
Due after one year through five years	160,396	160,354
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$512,466	$512,871

There were no securities with expected credit losses or non-credit related impairment as of June 30, 2025 or December 31, 2024. There were no sales of securities which resulted in a realized loss during the three and six months ended June 30, 2025. The Company recognized $4.4 million and $8.9 million of interest income earned from its available-for-sale debt securities and cash and cash equivalents during the three and six months ended June 30, 2025, respectively. The Company recognized $1.9 million and $4.4 million of accretion on its available-for-sale debt securities during the three and six months ended June 30, 2025, respectively. The accretion recognized was recorded to interest income during these periods. The Company recognized $5.3 million and $9.6 million of interest income earned from its available-for-sale debt securities and money market funds during the three and six months ended June 30, 2024, respectively. The Company also recognized $2.8 million and $5.6 million of accretion on its available-for-sale debt securities, which was recorded to interest income, during the three and six months ended June 30, 2024, respectively.

Note 4. Supplemental balance sheet information

Property and equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Scientific equipment	$5,278	$4,552
Furniture & office equipment	1,325	1,204
Leasehold improvements & assets under construction	4,623	4,055
Total	11,225	9,811
Accumulated depreciation and amortization	(6,050)	(4,916)
Property & equipment, net	$5,175	$4,895

Depreciation and amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had not recorded any impairment of property and equipment as it expects to recover the carrying value of these assets.

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

Through June 30, 2025, the Company has paid a total of $10.4 million to Adimab relating to milestones under the Adimab Agreement. The Company made a $1.0 million payment to Adimab in the first quarter of 2024 relating to a milestone that occurred during the fourth quarter of 2023. The Company also made a $3.0 million payment in the year ended December 31, 2024 in connection with a development milestone that occurred early in the third quarter of 2024. The Company also made a $1.0 million payment to Adimab in the three and six months ended June 30, 2025. As of the date of these condensed consolidated financial statements, the Company has not pursued any additional targets under the Adimab agreement that could potentially result in such milestone payments.

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

The term of the Adimab Agreement will continue until the last to expire royalty term on a product-by-product and country-by-country basis if the Company exercises its option, or in the event no option is exercised, the conclusion of the last-to-expire evaluation term, unless terminated earlier by either party. Each party has the right to terminate the Adimab Agreement due to the other party’s uncured material breach or the Company’s abandonment of the product. The Adimab Agreement will survive the Merger.

GlaxoSmithKline

Summary of Agreement

On June 11, 2021, the Company’s wholly owned subsidiary, iTeos Belgium, and GSK executed a Collaboration and License Agreement, pursuant to which the Company agreed to grant GSK a license under certain of the Company’s intellectual property rights to develop, manufacture, and commercialize products comprised of or containing the Company’s antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK agreed to make an upfront nonrefundable payment of $625.0 million to the Company within 10 business days of the date on which the GSK Collaboration Agreement became effective, which occurred on July 26, 2021. Additionally, the Company is eligible to receive up to $1.45 billion in milestone payments, contingent upon the belrestotug program achieving certain development and commercial milestones. Within the collaboration, GSK and the Company agreed to share responsibility and costs for the global development of belrestotug beyond the Phase 1 study (the "Global Development Plan") and would jointly commercialize and equally split profits in the United States. Outside of the United States, GSK received an exclusive license for commercialization, and the Company was eligible to receive tiered double digit royalty payments up to 20% during a customary royalty term.

Collaboration

The Company concluded that the GSK Collaboration Agreement was under the scope of ASC 808 as both parties actively participated in a joint operating activity and were exposed to significant risks and rewards that depended on the activity’s commercial success. ASC 808 provides that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all of the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements related to such unit of account. The unit-of-account guidance in ASC 808, which aligns with the guidance in ASC 606 (that is, a distinct good or service) is used when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606.

The Company determined that the co-development in Phases 2 and 3 and the co-commercialization efforts of the GSK Collaboration Agreement represented joint operating activities in which both parties were active participants and of which both parties were exposed to significant risks and rewards that were dependent on the success of the activities. Accordingly, the Company accounted for these activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company had determined that in the context of these activities, GSK did not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, these activities were accounted for as a component of the related expense in the period incurred in accordance with ASC 730, Research and Development. Additionally, reimbursements received from GSK in connection with the joint operating activities have been recognized as a reduction to research and development expense.

On May 13, 2025, iTeos Belgium received written notice from GSK that, in connection with the receipt of the topline interim results from GALAXIES Lung-201, GSK elected to terminate the GSK Collaboration Agreement for convenience (the “GSK Termination Notice”). In accordance with the terms of the GSK Collaboration Agreement, the termination will be effective six months from the date of such notice (the “Termination Effective Date”). As a result of the termination of the GSK Collaboration Agreement, as of the Termination Effective Date, the license rights granted to GSK will terminate and the parties will cease to accrue any financial obligations to each other. In connection with the Termination Notice, the Company and GSK made the decision to terminate the belrestotug development program, end all belrestotug-containing cohorts, and end any new enrollment in the Company’s ongoing GALAXIES Lung-301 Phase 3 trial. On July 18, 2025, iTeos Belgium and GSK entered into a Mutual Termination Agreement (the “GSK Termination Agreement”), pursuant to which iTeos Belgium will pay a settlement payment of $32.0 million no later than 20 business days after receipt of an invoice from GSK to close out the remaining costs for which it is responsible under the contract. Unless there is a material safety or efficacy issue requiring pause or cessation, both iTeos Belgium and GSK are required to complete within certain specified time periods certain ongoing activities related to the wind-down and completion of clinical trials. Pursuant to the

GSK Termination Agreement, GSK will revert to iTeos Belgium control of prosecution of certain patents and GSK and iTeos Belgium will complete data migration activities and publish certain scientific and medical publications related to activities performed under the GSK Agreement. During the three and six months ended June 30, 2025, the Company recorded to research and development expense $35.2 million and $43.2 million, respectively, related to the cost-sharing provisions of the GSK Collaboration Agreement. $32.0 million of these costs were payable to GSK and recorded in accrued clinical trial costs in the condensed consolidated balance sheet as of June 30, 2025.

Revenue Recognition

The Company also evaluated the elements of the GSK Collaboration Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, GSK, was a customer. The Company’s arrangement with GSK contained the following material promises under the contract at inception: (i) transfer of the license under certain of the Company’s intellectual property related to belrestotug, (ii) completion of the Phase 1 clinical study related to belrestotug, (iii) transfer of “Know How” under the belrestotug intellectual property, and (iv) manufacturing until the “Know How” transfer was complete. The Company evaluated the above material promises under ASC 606 and determined that it had one combined performance obligation. These promises were considered to be outputs of the Company's ordinary activities and ongoing major operations. As GSK provided the Company consideration in exchange for these promises, GSK met the definition of a customer under ASC 606-10-20 in the context of the combined performance obligation. These promises were distinct from the co-development and co-commercialization activities in which the Company and GSK jointly participate. Accordingly, the context in which GSK is a customer is limited to the material promises described above.

The transaction price totaling $625.0 million was comprised of the upfront license payment. As of June 30, 2025, no development or regulatory milestones had been assessed as probable of being reached and thus had been fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones was outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones would have been recognized when the related sales occurred as they were determined to relate predominantly to the license granted to GSK and therefore had also been excluded from the transaction price. The Company was applying the royalty exception for sales-based royalties and did not recognize any revenue related to sales.

The transaction price had been recognized as revenue over time as the costs to complete the Phase 1 study, perform interim clinical supply manufacturing, and perform the know-how transfer were incurred. The performance obligation was fully completed in the three months ended March 31, 2023. Revenue was recognized using a percent complete method based on costs incurred compared with the total expected costs to be incurred (cost to cost measure of progress). There were no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provides a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation were labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer.

The Company did not recognize any revenue during the three or six months ended June 30, 2025 with respect to the GSK Collaboration Agreement, and does not expect to recognize any additional revenue relating to the Agreement in the future. The Company recognized $35.0 million in the three and six months ended June 30, 2024 in connection with the dosing of a first patient in the GAL-301 clinical study. Revenue recognized under this agreement is classified as license and collaboration revenue in the accompanying condensed consolidated statements of operations. There was no deferred revenue remaining as of June 30, 2025 or December 31, 2024.

Contract Assets and Liabilities

There were no remaining contract assets or liabilities as of the period ended June 30, 2025.

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

Under the terms of both agreements, the Company had to decide within six months after the end of the research period whether it would further pursue commercial development or out licensing of the drug candidate. The research period for RCA-1 ended in December 2021. The Company decided it would pursue commercialization or out licensing of RCA-1. The Company negotiated an extension on the research period for RCA-2 with the Walloon Region. The original research period for RCA-2 ended February 2021 and was extended to March 2022, after which the Company decided it would pursue commercialization or out licensing. The Company must repay 30% of the amount received under both grants by annual installments from 2023 to 2042 (the fixed annual repayments), unless the Company had decided not to pursue commercial development or out licensing of the drug candidate, applied for a waiver from the Walloon Region justifying its decision based upon the failure of the program, or returned the intellectual property to the Walloon Region. Because of the requirement to repay 30% of the amounts received under both grants, the Company records the present value of the fixed payments as grants repayable on the condensed consolidated balance sheets. The Company did not make any payments for these grants in the three and six months ended June 30, 2025.

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

The Company assessed whether there is an obligation to make a royalty payment based on the probability of successful completion of the research and development and future sales and commercial success of the drug candidate. For the RCA-1 and RCA-2, there was no grant repayable related to royalties recorded as of June 30, 2025, or December 31, 2024.

The Company recorded grant income in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 for amounts of grants received from the Walloon Region in the period during which the related qualifying expenses were incurred, net of any grants repayable recorded in the condensed consolidated balance sheets.

The Company recorded receivables on the condensed consolidated balance sheets related to amounts the Walloon Region owes the Company based on qualifying expenses incurred by the Company. The Company recorded deferred income in the condensed consolidated balance sheets for amounts received from the Walloon Region in advance of incurring qualifying expenses.

The following table reflects activity for grant programs for the six months ended June 30, 2025 and 2024, and end of period balances as of June 30, 2025, and December 31, 2024:

	RCA -1		RCA-2		Other Grants		Total
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Cash received	$—	$—	$—	$—	$900	$777	$900	$777
Grant income	$—	$—	$—	$—	$591	$1,472	$591	$1,472
Grants receivable at the end of the period	$—	$—	$—	$—	$475	$805	$475	$805
Grants repayable at the end of the period	$5,673	$5,028	$1,360	$1,210	$—	$—	$7,033	$6,238

$0.4 million of the grants repayable was included in accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024, and the remaining balance was included in grants repayable, net of current portion in the condensed consolidated balance sheet.

In July 2025, the Company, after notice received from the Walloon Region regarding the cancellation of the RCA arrangements, became absolved from repaying the grant repayable balance except for a reimbursement of $0.2 million relating to the current liability portion.

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

In the six months ended June 30, 2025, RA Capital exercised its pre-funded warrants in full with respect to 6,613,442 shares in cashless exercises.

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") was approved by the Company's Board of Directors on July 15, 2020, and the Company’s stockholders on July 20, 2020 and became effective on July 22, 2020. On April 21, 2022, the Board of Directors adopted an amendment to the 2020 Plan, the amended and restated 2020 Stock Option and Incentive Plan (the "Amended 2020 Plan") to increase the limit on total annual compensation (equity and cash) to non-employee directors. The Amended 2020 Plan was approved by the Company's stockholders and became effective on June 9, 2022. The Amended 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares of common stock reserved for issuance as of December 31, 2024 under the Amended 2020 Plan was 10,824,342 and will be increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Board of Directors. Accordingly, on January 1, 2025, the number of shares of common stock reserved and available for issuance under the Amended 2020 Plan increased by 1,828,402. The number of shares of common stock reserved for issuance as of June 30, 2025 under the Amended 2020 Plan was 12,368,683, which includes the impact of exercises of stock options to purchase shares of common stock and releases of restricted stock awards into shares of common stock reducing this reserve to date.

Both the 2019 Plan and the 2020 Plan will terminate upon the consummation of the Merger.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Board of Directors on July 15, 2020, and the Company’s stockholders on July 20, 2020, and became effective on July 22, 2020. The number of shares of common stock reserved for issuance as of June 30, 2025 under the 2020 ESPP was 506,565. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1 thereafter by the lesser of 634,969 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. There was no increase to the number of shares of common stock reserved and available for issuance under the 2020 ESPP on January 1, 2024. There were 40,378 issued under the 2020 ESPP during the three and six months ended June 30, 2025. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at either first date of the offering period or the last date of the offering period. The estimated fair value of the purchase options for the offering period that was open as of the end of the three and six months ended June 30, 2025 was $3.37 per share. The assumptions utilized to estimate the fair value are included in the assumption table included later in this footnote.

On July 18, 2025, in connection with the execution of the Merger Agreement (as defined below), the Company terminated the 2020 ESPP, and as a result, the Company will refund all amounts in the accounts of 2020 ESPP participants in accordance with the terms of the 2020 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$2,316	$2,478	$4,837	$4,280
General and administrative	3,564	5,584	7,679	11,045
Total stock-based compensation expense	$5,880	$8,062	$12,516	$15,325

Of the $5.8 million and $12.5 million of stock-based compensation expense recognized during the three and six months ended June 30, 2025, respectively, $4.9 million and $10.5 million related to stock options, respectively, $0.9 million and $1.9 million related to restricted stock units, respectively, and $0.1 million related to ESPP awards in both periods. Of the $8.1 million and $15.3 million of stock-based compensation expense recognized during the three and six months ended June 30, 2024, respectively, $7.2 million and $13.6 million related to stock options, $0.8 million and $1.6 million related to restricted stock units, and $0.1 million related to ESPP awards in both periods.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Stock Options
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	9,784,580	$16.39	7.0
Granted	1,658,550	7.05
Forfeited	(276,390)	15.23
Exercised	(805,542)	5.25
Outstanding as of June 30, 2025	10,361,198	$15.79	6.6	$12,267
Exercisable at June 30, 2025	5,993,090	$18.40	5.6	$7,564

The weighted-average grant-date fair value of options awarded during the six months ended June 30, 2025 and 2024 was $5.16 per share and $8.70 per share, respectively. As of June 30, 2025, there was a total of $34.7 million of unrecognized employee compensation costs related to non-vested stock option awards expected to be recognized over a weighted average period of 2.4 years. Refer to Footnote 14 - Subsequent events, for a detailed description of conditions which would change the expected vesting for certain stock options outstanding under the terms of the Merger Agreement. The vesting of options for a certain level of employees will accelerate immediately prior to the closing of the Merger Agreement.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options:
Risk-free interest rate	3.92%	4.34% - 4.64%	3.92% - 4.40%	3.82% - 4.64%
Expected term (in years)	6	5.5-6	6	5.5 - 6
Expected volatility	76.0%	82%-84%	76% - 76.6%	82%-84%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$7.50	$11.78 - $16.32	$6.99 - $7.50	$10.21 - $16.32
ESPP Awards:
Risk-free interest rate	4.31%	5.39%	4.31%	5.39%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	64%	80%	64%	80%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value of common stock	$10.01	$16.98	$10.01	$16.98

Restricted Stock Units

The Company issued restricted stock units during the six months ended June 30, 2025, which vest over a four-year period. The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted average grant date fair value
Unvested as of December 31, 2024	862,305	$11.19
Issued	585,884	7.05
Vested	(140,061)	15.97
Cancelled	(62,598)	9.09
Unvested as of June 30, 2025	1,245,530	$8.81

As of June 30, 2025, there was $7.1 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.8 years. Refer to Footnote 14 - Subsequent events, for a detailed description of conditions which would change the expected vesting for certain restricted stock units outstanding under the terms of the Merger Agreement.The vesting of restricted stock units for a certain level of employees will accelerate immediately prior to the closing of the Merger Agreement.

Note 9. Income taxes

The following table presents the loss before income taxes, income tax expense and effective income tax rates for all periods presented:

(Loss) income before income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Domestic	(38,476)	(22,729)	(53,638)	(42,808)
Foreign	(38,583)	17,862	(56,931)	1,939
Loss before income tax expense	(77,059)	(4,867)	(110,569)	(40,869)
Income tax expense	(1,670)	(2,261)	(2,772)	(4,475)
Effective tax rate	(2.2)%	(46.4%)	(2.5)%	(10.9%)

Our effective tax rates were -(2.2)% and -(46.4)% for the three months ended June 30, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the three months ended June 30, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefits liability. For the three months ended June 30, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended June 30, 2024, additional interest was recorded on the unrecognized tax benefits liability.

Our effective tax rates were -(2.5)% and -(10.9)% for the six months ended June 30, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the six months ended June 30, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefits liability. For the six months ended June 30, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the six months ended June 30, 2024, additional interest was recorded on the unrecognized tax benefits liability.

The Company's uncertain tax position relates to the Company’s allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to the Company’s allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. The unrecognized tax benefits liability increased by $1.1 million and $2.1 million during the three months ended June 30, 2025 and 2024, respectively, related to the accrual of interest expense on the liability. The unrecognized tax benefits liability increased by $2.1 million during the six months ended June 30, 2025 and 2024, related to the accrual of interest expense on the liability. As of June 30, 2025, the Company had accrued interest and penalties relating to uncertain tax positions of $10.3 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2025.

.

Note 10. Commitments and contingencies

Purchase commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30-60 days’ notice and the obligations under these contracts are largely based on services performed. The Company may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. As of June 30, 2025 and December 31, 2024, there were no amounts accrued related to termination charges.

The Company has entered into a Biologics Master Services Agreement (the "WuXi Agreement") with WuXi Biologics (Hong Kong) Limited ("WuXi"). The WuXi Agreement provides the terms and conditions under which WuXi will coordinate the Company’s biologics development and manufacturing services. Pursuant to the WuXi Agreement, the Company may be required to pay WuXi a royalty percentage or a one-time milestone payment on global net sales of third-party manufactured products at the Company’s election. The royalty or one-time milestone payment is only payable if the Company does not use WuXi as the manufacturer in part, or in totality. As of June 30, 2025 and December 31, 2024, there are no minimum commitments under the WuXi Agreement. Additionally, as of June 30, 2025 and December 31, 2024, there are no royalties or milestones payable. The WuXi Agreement agreement will survive the Merger.

Operating leases

The Company’s operating leases are as follows:

•
An April 2016 lease, as amended, provides for a total of 2,684 square meters of office and laboratory space in Gosselies, Belgium and commenced in May 2016. In January 2021, the Company entered into an amendment to extend the lease, effective February 2021 with a termination date of January 2030. There is no option within the lease agreement to extend the termination date. In July 2025, the Company provided notice of termination of the lease and is obligated to pay rent for twelve months from such notice.
•
A November 2021 lease for 9,068 square feet of office space in Watertown, Massachusetts, which commenced in November 2021 and terminates in February 2027. The lease is subject to fixed-rate rent escalations. There is no option within the lease agreement to extend the termination date. The Company expects to provide notice of termination for this lease in the third quarter of 2025.
•
A July 2023 lease for 859 square meters of laboratory space in Gosselies, Belgium, for which the Company took occupancy in March 2024 and will terminate in December 2028. This lease does not contain any variable lease payments. There is no option within the lease agreement to extend the lease prior to the termination date. In July 2025, the Company provided notice of termination of the lease and is obligated to pay rent for six months from such notice.
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

Rent expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2025 and 2024, respectively.

The following table summarizes lease terms and discount rate:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.5	3.8
Weighted-average discount rate	4.74%	4.73%

The following table summarizes the cash flow and other information:

	Three Months Ended June 30		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease liabilities arising from obtaining right-of-use assets (non-cash)	$111	$73	$254	$235
Operating cash flows used in operating leases	$408	$421	$843	$768

As of June 30, 2025, the Company had the following future minimum lease payments under non-cancelable operating leases for the remainder of 2025 and the future years thereafter (in thousands):

Year ending December 31:
2025	$300
2026	1,108
2027	1,599
2028	1,089
2029	838
Thereafter	639
Total lease payments	5,573
Less: interest	(445)
Total lease liability	$5,128
Lease liabilities, current	$1,516
Lease liabilities, net of current portion	$3,612

Refer to Footnote 14 - Subsequent events, for a description of the impact to the Company's future minimum lease payments resulting from the termination of leases in connection the Merger Agreement. As described above, certain leases were submitted for termination in July 2025. The expected remaining obligation as a result of terminations is $2.4 million as of the dates of termination.

In November 2021, the Company provided a letter of credit for $142 thousand to secure its obligation under its lease in Watertown, Massachusetts. The Company maintains that amount of cash on hand (restricted) to fund any necessary draws on the letter of credit. In addition, as of June 30, 2025 and December 31, 2024, the Company had $177 thousand and $156 thousand on hand, respectively, serving as a guarantee for its lease obligation in Belgium. These amounts have been classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Note 11. Related party transactions

On June 11, 2018, the Company entered into a Royalty Transfer Agreement with the charitable foundations of two of its investors (MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation), which requires it to pay a royalty equal to a total of 1% of its net product sales each year within 120 days following each year end. Such agreement was entered into as a result of the capital contributions received from the investors. As the Company has no product sales to date, no royalties were owed to these charitable foundations as of June 30, 2025.

Boxer Capital is considered a related party to the Company due to its Chief Executive Officer serving as a member of the Board of Directors. The Company issued 1,142,857 shares of its common stock to Boxer Capital for total proceeds of $20.0 million pursuant to the SPA dated May 10, 2024. Boxer Capital's Chief Executive Officer subsequently resigned from the Company's Board of Directors in October 2024. Boxer Capital was a related party at the time of its investment pursuant to the SPA.

RA Capital has historically been a related party to the Company due to its partner serving on the Board of Directors and its beneficial ownership of the Company which exceeded 10%. RA Capital's partner resigned from the Board of Directors effective December 5, 2023. The Company issued to RA Capital a pre-funded warrant to purchase 5,714,285 shares of its common stock for total proceeds of $100.0 million pursuant to the SPA dated May 10, 2024. On May 14, 2024, RA Capital exchanged 900,000 shares of the Company's common stock for a pre-funded warrant to purchase up to 900,000 shares of the Company's common stock. Upon the execution of the Exchange Agreement, RA Capital's beneficial ownership fell below the 10% principal owner threshold per ASC 850, Related Party Transactions.

In the six months ended June 30, 2025, RA Capital exercised its pre-funded warrants in full with respect to 6,613,442 shares in cashless exercises.

Note 12. Net loss per share attributable to common stock

The Company granted certain stock options under the 2019 Plan, and currently grants certain stock options under the 2020 Plan, which are considered common stock equivalents. Unvested restricted stock units granted under the 2020 Plan are also considered common stock equivalents. The Company uses the treasury stock method to calculate weighted-average diluted shares outstanding. For the periods ending June 30, 2025 and June 30, 2024, the common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect.

The following table summarizes the impact of the treasury stock method:

Net loss per share	Three Months Ended June 30		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	(78,729)	(7,128)	$(113,341)	$(45,344)
Denominator
Weighted-average shares used in compute net loss per share, basic	43,564,573	39,699,053	43,403,850	37,771,084
Effect of dilutive securities (a)	—	—	—	—
Weighted-average shares used to compute net loss per share, diluted	43,564,573	39,699,053	43,403,850	37,771,084
Net loss per share:
Basic	$(1.81)	$(0.18)	$(2.61)	$(1.20)
Diluted	$(1.81)	$(0.18)	$(2.61)	$(1.20)

(a) The common stock equivalents, which equaled 846,919 and 1,439,199 stock awards outstanding for the three and six months ended June 30, 2025, respectively, and 1,884,542 and 2,028,359 stock awards outstanding for the three and six months ended June 30, 2024, were excluded for the period then ended, respectively, due to their anti-dilutive effect.

In accordance with ASC 260, Earnings Per Share, the shares of common stock underlying the pre-funded warrants are considered shares issuable for little or no cash consideration, and are therefore included in the calculation of basic net loss per share in the above table.

Note 13. Segments

The Company, conducting operations as a single operating segment, has historically engaged in the business of developing immuno-oncology therapeutics. The Company currently does not recognize revenue from the sale of products as each of the Company’s product candidates have yet to reach commercialization. Revenue recognized to date has related to the GSK Collaboration Agreement. While the Company consists of entities in both the U.S. and Belgium, the Company is managed as one consolidated entity. The organization is structured as one consolidated entity, with departments consisting of employees from both locations reporting to shared managers. The executive committee also consists of a mix of employees from both the Belgium and U.S. legal entities, with all executive committee members having direct reports residing in both locations. Budgets and results prepared and provided to both the Chief Operating Decision Maker ("CODM") and the Board of Directors reflect the consolidated organizational activities. This information is not disaggregated by location.

The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the operating segment and decides how to allocate resources based on net income, which is equal to net loss reported as consolidated net loss on the statement of operations and comprehensive income. The Company did not earn revenue from the collaboration with GSK, the Company's only customer under the definition of ASC 606, for the three months ended June 30, 2025 or 2024.

The CODM utilizes net income to analyze budget versus actual results. The budget versus actual analysis is used to identify significant cost drivers and to assess the Company’s needs for future spend. Net income is also used to evaluate the Company’s ability to fund its future expenditures. The CODM will also use net income to evaluate the Company’s performance against its operating plan.

Segment expenses presented to the CODM were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Collaboration Revenue	$—	$35,000	$—	$35,000
Expenses
Belrestotug expense	(34,034)	(11,871)	(40,464)	(24,452)
Inupadenant expense	(2,190)	(5,813)	(3,545)	(11,329)
EOS-984 expense	(2,985)	(3,170)	(6,182)	(5,351)
EOS-215 expense	(3,661)	(3,594)	(5,909)	(6,252)
Other R&D activities expense	(2,253)	(1,061)	(5,437)	(2,214)
R&D payroll	(7,947)	(6,409)	(15,874)	(13,197)
R&D stock-based compensation	(2,317)	(2,478)	(4,837)	(4,280)
G&A payroll	(3,370)	(2,933)	(6,368)	(5,766)
G&A stock-based compensation	(3,564)	(5,584)	(7,679)	(11,045)
General and overhead expense	(5,184)	(5,997)	(11,191)	(12,309)
Restructuring costs	(16,335)		(16,335)
Other segment items (1)	5,619	6,833	11,028	15,851
Adjustments (2)	(508)	(51)	(548)	—
Consolidated net loss	$(78,729)	$(7,128)	$(113,341)	$(45,344)

(1) Other segment items consists of interest income, grant income, research and development tax credit income, income tax benefit (expense) and other income items including foreign exchange gains and losses.

(2) Adjustments include minor miscellaneous items excluded from the CODM package that need to be included in the presentation above in order to reconcile to consolidated net loss.

Note 14. Subsequent events

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub VIII, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock by Concentra through a tender offer (the “Offer”), for a price per share of common stock of (A) $10.047 in cash (the “Cash Amount”), subject to applicable tax withholding and without interest, plus (B) one contingent value right (a “CVR”) (together with the Cash

Amount, the “Offer Price”), which represents the contractual right to receive contingent payments equal to (y) 100% of the amount by which Closing Net Cash (as defined in the Merger Agreement and as finally determined pursuant to the Merger Agreement) exceeds $475 million, subject to adjustment downward for any claims or downward or upward, as applicable, for any changes in amounts accrued in the Closing Net Cash that, in each case, are not accounted for in such Closing Net Cash, and (z) 80% of the Net Proceeds (as defined in the agreement governing the CVR (the “CVR Agreement”)), if any, from any sale, transfer, license or other disposition by Concentra or any of its affiliates, including the Company after the Merger, of all or any part of the Company’s and its subsidiaries’ (1) product candidates known as EOS-984 and EOS-215, including, in each case, any form or formulation, and any improvement or enhancement, of any such product candidate, (2) preclinical obesity program targeting ENT1, including EOS-518 and EOS-855 and any product candidate contained in or arising from such program, (3) program developing a small molecule inhibiting PTPNI1/2, and any product candidate contained in or arising from, such program, and (4) any product or product candidate covered by the claims of a patent, patent application, provisional patent application or similar instrument owned by the Company or a subsidiary of the Company as of the closing date of the Merger ((1)-(4), collectively, the “CVR Products”, and the closing date of the Merger, the “Merger Closing Date”), in each case that occurs within the period beginning on the Merger Closing Date and ending on the six month anniversary following the Merger Closing Date (the “Disposition Period”) and (ii) the Merger, with the Company surviving the Merger.

Following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Concentra, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (“DGCL”), without any additional Company stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by Concentra of shares of Common Stock validly tendered and not withdrawn in the Offer.

Concentra’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of voting common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when considered together with all other shares of the voting common stock (if any) owned by Concentra and its “affiliates” (as defined in Section 251(h)(6)(a) of the DGCL), equals at least one share more than 50% of all shares of voting common stock then issued and outstanding as of the expiration of the Offer; (ii) the absence of any Legal Restraint (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of the representations and warranties made by the Company in the Merger Agreement, subject to specified materiality qualifications and exceptions; (iv) compliance by the Company with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) shall be no less than $475 million, unless following a final determination in accordance with the Merger Agreement that Closing Net Cash is less than $475 million, the Merger Agreement has not been terminated by Concentra within five (5) business days thereafter. The obligations of Concentra and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

The Merger Agreement contains representations and warranties from both the Company, on the one hand, and Concentra and Merger Sub, on the other hand, customary for a transaction of this nature. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of the Company between the date of the Merger Agreement and the closing of the Merger.The Merger Agreement contains customary termination rights for both Concentra and Merger Sub, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before October 16, 2025. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal (as defined in the Merger Agreement), the Company will be required to pay Concentra a termination fee of $8.4 million. If Concentra terminates the Merger Agreement due to the Company having Closing Net Cash of less than $475.0 million, the Company will be required to reimburse expenses incurred by Concentra up to a maximum amount of $0.5 million.

Pursuant to the terms of the Merger Agreement, as of immediately prior to the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of Common Stock: (i) each outstanding share of Common Stock, other than any shares of Common Stock owned by Concentra, Merger Sub or any other subsidiary of Concentra, or by any stockholders of the Company who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive the Offer Price without interest, less any applicable withholding taxes; (ii) (A) each option to purchase shares of Common Stock from the Company (“Company Stock Options,” and each such option, a “Company Stock Option”) that is then outstanding but not then vested or exercisable and that is held by a Company service provider who is subject to an individual employment or other agreement and/or a Company severance and change in control plan or agreement that provides for accelerated vesting of time-based equity awards upon the occurrence of a sale of the Company or a qualifying termination of employment or service in connection with, or within a specified time following a sale of the Company (each such option an “Accelerated

Vesting Stock Option”) will become immediately vested and exercisable in full, (B) each Company Stock Option that has an exercise price per share that is less than the Cash Amount (each, an “In-the-Money Option”) that is then outstanding will be cancelled and, in exchange therefor, the holder of such cancelled In-the-Money Option will be entitled to receive in consideration of the cancellation of such In-the-Money Option (x) an amount in cash without interest, subject to any applicable tax withholding, equal to the product obtained by multiplying (1) the excess of the Cash Amount over the exercise price per share of Common Stock underlying such In-the-Money Option by (2) the number of shares of Common Stock underlying such In-the-Money Option as of immediately prior to the Effective Time and (y) one CVR for each share of Common Stock underlying such In-the-Money Option, and (C) each Company Stock Option that has an exercise price per share that is equal to or greater than the Cash Amount, and each unvested Company Stock Option that is not an Accelerated Vesting Stock Option, that is then outstanding will be cancelled for no consideration; and (iii) (A) each restricted stock unit of the Company (“Company Restricted Stock Units,” and each such restricted stock unit, a “Company Restricted Stock Unit”) that is held by a Company service provider who is subject to an individual employment or other agreement and/or a Company severance and change in control plan or agreement that provides for accelerated vesting of time-based equity awards upon the occurrence of a sale of the Company or a qualifying termination of employment or service in connection with, or within a specified time following a sale of the Company (each such Company Restricted Stock Unit an “Accelerated Vesting Restricted Stock Unit”) that is then outstanding but not then vested will become immediately vested in full, (B) each Accelerated Vesting Restricted Stock Unit that is then outstanding will be cancelled and, in exchange therefor, the holder of such cancelled Company Restricted Stock Unit will be entitled to receive in consideration of the cancellation of such Company Restricted Stock Unit (x) an amount in cash without interest, subject to any applicable tax withholding, equal to the Cash Amount and (y) one CVR and (C) each unvested Company Restricted Stock Unit that is not an Accelerated Vesting Restricted Stock Unit that is then outstanding will be cancelled for no consideration.

GSK Termination Agreement

On July 18, 2025, iTeos Belgium and GSK entered into the GSK Termination Agreement, pursuant to which iTeos Belgium will pay a settlement payment of $32.0 million no later than 20 business days after receipt of an invoice from GSK to close out the remaining clinical activity costs for which it is responsible under the contract. Unless there is a material safety or efficacy issue requiring pause or cessation, both iTeos Belgium and GSK are required to complete within certain specified time periods certain ongoing activities related to the wind-down and completion of clinical trials. Pursuant to the GSK Termination Agreement, GSK will revert to iTeos Belgium control of prosecution of certain patents and GSK and iTeos Belgium will complete data migration activities and publish certain scientific and medical publications related to activities performed under the GSK Agreement.

Termination of the Company’s 2020 ESPP

On July 18, 2025, in connection with the execution of the Merger Agreement, the Company terminated the 2020 ESPP, and as a result, the Company will refund all amounts in the accounts of 2020 ESPP participants in accordance with the terms of the 2020 ESPP.

Termination of employees

On July 3, 2025, the Company entered into a collective bargaining agreement for a planned termination with the employees of iTeos Belgium in connection with the Company's announced intention to wind-down operations. The first round of employee terminations for iTeos Belgium is planned for mid-August 2025. In addition, on July 7, 2025, the Company terminated a portion of its U.S. based employees of iTeos Inc. The Company accrued for termination benefits determined to be part of an ongoing benefit arrangement under ASC 712, Compensation - Nonretirement Postemployment Benefits, because the terminations were considered probable as of June 30, 2025. The total amount recognized in the period ended June 30, 2025 was $16.3 million. The remaining termination benefit costs of $8.2 million were deemed to be additional benefits that were not part of an ongoing plan and therefore under the scope of ASC 420, Exit and disposal costs. These costs were not recognized in the period ended June 30, 2025 due to the communication and mutual understanding of these additional benefits not occurring until July 2025, and will be subsequently recorded in July 2025.

Termination of leases

On July 2 and 3, 2025, the Company agreed to terminate its leases in Belgium. The notice period for the April 2016 lease is 12 months and the notice period for the May 2023 lease is 6 months, obligating the Company to make lease payments for the duration of these terms for each respective lease. In connection with the termination of Belgian employees, the Company will make lease payments for leased employee cars for a duration of three months after the terminated employees' termination date. The total expected cost the Company expects to pay for these terminated leases is $2.4 million.

Government grants

On July 25, 2025, the Company received notice from the Walloon Region government authorities in Belgium that the substantial majority of the repayable liability owed to the Walloon Region will be relieved. The Company will be required to pay 50% of the current portion of the repayable liability, amounting to $0.2 million. The Company will also be required to reimburse advance payments received from the Walloon Region of $1.5 million, which is recorded in deferred income on the balance sheet as of June 30, 2025.

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

Overview

We historically focused on pioneering the discovery and development of a new generation of immuno-oncology therapeutics for people living with cancer. We historically designed novel product candidates with optimized pharmacologic properties to improve clinical outcomes by restoring the immune response against cancer.

We previously focused on advancing our innovative pipeline, which includes monoclonal antibodies (mAbs) and small molecules for the treatment of cancer, especially solid tumors. Our immuno-oncology programs target three different key cancer resistance mechanisms: the TIGIT/CD226 pathway, which we target with an antibody to TIGIT (T cell immunoreceptor with lg and ITIM domains); the adenosine pathway, where we used a small molecule to inhibit ENT1 (equilibrative nucleoside transporter 1); and the reprogramming of immunosuppressive macrophages, where we are antagonizing triggering receptor expressed on myeloid cells 2 ("TREM2"), a critical receptor key to driving the tumor promoting functions of tumor resident macrophages.

Our lead clinical-stage antibody product candidate, belrestotug, was an antagonist of TIGIT, an immune checkpoint with multiple mechanisms of action.

On June 11, 2021, our wholly owned subsidiary, iTeos Belgium, and GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), executed a Collaboration and License Agreement (the "GSK Collaboration Agreement"), which became effective on July 26, 2021. Pursuant to the GSK Collaboration Agreement, we granted GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing belrestotug, which license is exclusive in all countries outside of the United States and co-exclusive, with iTeos, in the United States. We and GSK intended to develop belrestotug in combination, including with other oncology assets of GSK, and we and GSK would jointly own the intellectual property created under the GSK Collaboration Agreement that covers such combinations.

In partnership with GSK, we had multiple clinical trials:

•
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
•
GALAXIES H&N-202: global randomized, open label Phase 2 platform study assessing dostarlimab with belrestotug and other novel immuno-oncology combinations, including nelistotug, in patients with first-line PD-L1 positive advanced metastatic head and neck squamous cell carcinoma ("HNSCC").
•
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

On May 13, 2025, we reported topline results from an updated interim analysis of GALAXIES Lung-201. We reported that the GALAXIES Lung-201 data continued to demonstrate clinically meaningful improvements in the trial’s primary endpoint of ORR, but the analysis did not meet established criteria for clinically meaningful improvements in the secondary endpoint of progression free survival in the belrestotug + dostarlimab combination cohorts versus dostarlimab monotherapy. Additionally, an interim analysis of the GALAXIES H&N-202 Phase 2 trial showed a trend below the meaningful threshold for ORR in the belrestotug combination cohorts versus dostarlimab monotherapy in PD-L1 positive head and neck squamous cell carcinoma.

Based on the results described above, we and GSK made the decision to terminate the belrestotug development program and end the collaboration, ending all belrestotug-containing cohorts and any new enrollment in the GALAXIES Lung-201 trial. On May 13, 2025, iTeos Belgium received written notice from GSK electing to terminate the GSK Collaboration Agreement.

Our second clinical program was EOS-984, a potentially first-in-class small molecule focused on a new mechanism in the adenosine pathway by targeting ENT1, a dominant transporter of extracellular adenosine, expressed on intratumoral T cells, which allows adenosine entry into the cell, disturbing T cell metabolism, expansion, effector function, and survival. We were evaluating EOS-984 in a Phase 1 Trial in advanced malignancies.

Our most recent program to initiate a clinical trial was EOS-215, a potential best-in-class monoclonal antibody which antagonizes TREM2. Macrophages expressing TREM2 in tumors promote tumor growth and survival. The antibody is designed to block ligand binding and alter tumor resident macrophage function resulting in anti-tumor effects. EOS-215 has been shown preclinically to have a meaningful impact on macrophage function, promoting multiple anti-tumor mechanisms including T cell activation. The therapeutic candidate's multiple mechanisms of action have been shown to translate to activity in highly immune resistant models.

On May 28, 2025, we announced our intention to wind down our clinical and operational activities. The action was taken as part of our review of strategic alternatives to maximize shareholder value following our decision to terminate the belrestotug development program and the termination of our collaboration with GSK. We are currently in the process of winding down our clinical activities and expect to complete the wind down in the third quarter of 2025.

Since our inception in August 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. To date, we have financed our operations primarily through license and collaboration revenue generated through the GSK Collaboration Agreement and through our Initial Public Offering ("IPO"). Through June 30, 2025, we had raised an aggregate of $210.6 million of net proceeds from the IPO, $177.1 million from the sale of preferred stock, received an up-front payment of $625.0 million with respect to the GSK Collaboration Agreement, and received net proceeds of $119.7 million from the RDO. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents, which totaled $207.8 million, and available-for-sale securities, which totaled $382.2 million. In the event that the Merger (as defined below) is not consummated and we are unable to realize a strategic alternative and until such time as we are fully wound down, we expect to incur additional losses. Failure to manage discretionary spending or execute on a strategic alternative, including the Merger, will adversely impact our ability to achieve our intended business objectives. If we do not successfully consummate the Merger or other strategic transaction, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.

We are also party to other collaboration and license agreements in addition to the GSK Collaboration Agreement pursuant to which we may be required to make future royalty and milestone payments. In January 2017, we entered into a collaboration agreement with Adimab, LLC ("Adimab"), pursuant to which we paid $1.0 million in 2018 to exercise an option to acquire certain licenses from Adimab. One of the antibodies licensed under this agreement is what we now refer to as belrestotug. In February 2021, we entered into an amendment to this agreement (the "Amended Adimab Agreement"). The Amended Adimab Agreement specifies different milestone payments for new products that are derived from research programs beginning after February 22, 2021 (the "New Products"). For New Products, on a per target basis, we may be required to pay development, regulatory and commercial milestone payments totaling up to an aggregate of $45.8 million for the first three products and additional milestone payments up to $14.5 million for each additional product. In 2022, we made a payment of $2.0 million due to reaching an additional milestone (dosing of first patient for Phase 2 clinical trial). In the fourth quarter of 2023, we obtained an exclusive licensing option from Adimab and incurred a $1.0 million option fee. We also paid a $3.0 million milestone payment in connection with the dosing of the first patient in a Phase 3 trial, which occurred in July 2024. We also paid $1.0 million to Adimab in the six months ended June 30, 2025. We will also pay Adimab low to mid single-digit percentage royalties on a country-by-country and product-by-product basis on worldwide net sales of licensed products. Through June 30, 2025, we have paid a total of $10.4 million to Adimab relating to milestones, option and other fees pursuant the Adimab Agreement.The Adimab Agreement will survive the Merger.

We are also party to a biologics master services agreement (the "WuXi Agreement"), with WuXi Biologics Hong Kong Limited ("WuXi"), pursuant to which we will pay WuXi, at our election, either a low single-digit percentage royalty on global net sales of manufactured products or a one-time milestone payment in the low tens of millions. The WuXi Agreement will survive the Merger.

Merger Agreement with Concentra

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub VIII, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock by Concentra through a tender offer (the “Offer”), for a price per share of common stock of (A) $10.047 in cash (the “Cash Amount”), subject to applicable tax withholding and without interest, plus (B) one contingent value right (a “CVR”) (together with the Cash Amount, the “Offer Price”), which represents the contractual right to receive contingent payments equal to (y) 100% of the amount by which Closing Net Cash (as defined in the Merger Agreement and as finally determined pursuant to the Merger Agreement) exceeds $475 million, subject to adjustment downward for any claims or downward or upward, as applicable, for any changes in amounts accrued in the Closing Net Cash that, in each case, are not accounted for in such Closing Net Cash, and (z) 80% of the Net Proceeds (as defined in the agreement governing the CVR (the “CVR Agreement”)), if any, from any sale, transfer, license or other disposition by Concentra or any of its affiliates, including the Company after the Merger, of all or any part of the Company’s and its subsidiaries’ (1) product candidates known as EOS-984 and EOS-215, including, in each case, any form or formulation, and any improvement or enhancement, of any such product candidate, (2) preclinical obesity program targeting ENT1, including EOS-518 and EOS-855 and any product candidate contained in or arising from such program, (3) program developing a small molecule inhibiting PTPNI1/2, and any product candidate contained in or arising from, such program, and (4) any product or product candidate covered by the claims of a patent, patent application, provisional patent application or similar instrument owned by the Company or a subsidiary of the Company as of the closing date of the Merger ((1)-(4), collectively, the “CVR Products”, and the closing date of the merger, the “Merger Closing Date”), in each case that occurs within the period beginning on the Merger Closing Date and ending on the six month anniversary following the Merger Closing Date (the “Disposition Period”) and (ii) the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger.

Following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Concentra, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (“DGCL”), without any additional Company stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by Concentra of shares of Common Stock validly tendered and not withdrawn in the Offer.

Concentra’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of voting common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when considered together with all other shares of the voting common stock (if any) owned by Concentra and its “affiliates” (as defined in Section 251(h)(6)(a) of the DGCL), equals at least one share more than 50% of all shares of voting common stock then issued and outstanding as of the expiration of the Offer; (ii) the absence of any Legal Restraint (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of the representations and warranties made by the Company in the Merger Agreement, subject to specified materiality qualifications and exceptions; (iv) compliance by the Company with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) shall be no less than $475 million, unless following a final determination in accordance with the Merger Agreement that Closing Net Cash is less than $475 million, the Merger Agreement has not been terminated by Concentra within five (5) business days thereafter. The obligations of Concentra and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

The Merger Agreement contains representations and warranties from both the Company, on the one hand, and Concentra and Merger Sub, on the other hand, customary for a transaction of this nature. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of the Company between the date of the Merger Agreement and the closing of the Merger. The Merger Agreement contains customary termination rights for both Concentra and Merger Sub, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before October 16, 2025. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal (as defined in the Merger Agreement), the Company will be required to pay Concentra a termination fee of $8.4 million. If Concentra terminates the Merger Agreement due to the Company having Closing Net Cash of less than $475.0 million, the Company will be required to reimburse expenses incurred by Concentra up to a maximum amount of $0.5 million.

Components of our results of operations

Revenue

To date, our revenues have been derived from the upfront payment associated with the GSK Collaboration Agreement and a milestone payment achieved through this agreement. For all collaboration agreements, no development or commercial milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including that receipt of the milestones is outside our control and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones would have been recognized when the related sales occurred as they were determined to relate predominantly to the license granted to GSK and therefore were also excluded from the transaction price. We applied the royalty exception for sales-based royalties and did not recognize revenue relating to any subsequent sales of product.

Research and development expenses

Research and development expenses have consisted primarily of costs incurred for the development of our product candidates, which include:

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

Research and development activities were central to our business model. To the extent we pursue further clinical development of any of our product candidates or any future product candidate, we would expect research and development costs to increase significantly for the foreseeable future as development programs progress and new programs are added.

Because of the numerous risks and uncertainties associated with product development, if we pursue product development in the future, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of any product candidates that receive regulatory approval. If we pursue product development in the future, we may never succeed in achieving regulatory approval for our product candidates.To the extent we pursue further clinical development of any of our product candidates or any future product candidate, the duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including, but not limited to:

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

The following table summarizes our principal product development programs, including allocated research and development expenses allocated to each clinical product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Allocated research and development expenses by program:
Belrestotug	$34,034	$11,871	$40,464	$24,452
Inupadenant	2,190	5,813	3,545	11,329
EOS-984	2,985	3,170	6,182	5,351
EOS-215	3,661	3,594	5,909	6,252
Other programs, including non-clinical programs	2,253	1,061	5,437	2,214
Unallocated research and development expenses (1)
Payroll and employee costs	7,947	6,409	15,874	13,197
Stock-based compensation	2,317	2,478	4,837	4,280
Other unallocated research and development	1,888	2,313	4,066	4,163
Total research and development expense	$57,275	$36,709	$86,314	$71,238

(1)
These costs are deployed across multiple development programs, which include belrestotug, inupadenant, EOS-984, and other non-clinical programs, and are not separately classified. The majority of these costs are employee related costs for our employees performing in-house research and development activities and the remainder represents other research and development costs.

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for personnel in executive, finance, business development, facility operations and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, tax and consulting services. We expect to maintain the general and administrative function for the foreseeable future to support our operations pending the completion of the Merger, or in the event we do not complete the Merger, our planned wind down.

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

Subsequent to June 30, 2025, we received communication from the government authorities in the Walloon Region relieving us of the substantial majority of the $7.0 million grants repayable liability. We will be required to repay $0.2 million with respect to the repayable liability, as well as a $1.5 million reimbursement for cash received in advance of related expenditures, which is recorded under deferred income on the balance sheet as of June 30, 2025.

Research and development tax credits

Our wholly owned subsidiary iTeos Belgium, as a Belgian biotechnology company, qualifies for a cash-based tax credit on research and development expenses. The credit is calculated based on a percentage of eligible research and development expenses defined by the Belgian government for each fiscal year (20.5% for 2024 and 2023) and then applying the effective tax rate to that result. The research and development tax credits are refundable to us if we are unable to use the credits to offset income taxes for the five subsequent tax years. We record a receivable and other income as the qualified expenses are incurred, as we are reasonably assured that the credit will be received, based upon our history of filing for the tax credits. Research and development tax credits receivable where we expect to receive refunds more than one year after the balance sheet date are classified as noncurrent in the condensed consolidated balance sheet.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the dollar change in those items:

	Three Months Ended June 30,		Period to period
(in thousands)	2025	2024	change
Revenue:
License and collaboration revenue	$—	$35,000	$(35,000)
Total revenue	—	35,000	(35,000)
Operating expenses:
Research and development expenses	57,275	36,709	20,566
General and administrative expenses	10,181	12,457	(2,276)
Restructuring costs	16,335	—	16,335
Total operating expenses	83,791	49,166	34,625
Loss from operations	(83,791)	(14,166)	(69,625)
Other income and expenses:
Grant income	183	522	(339)
Research and development tax credits	752	893	(141)
Interest income	6,382	7,817	(1,435)
Other (expense) income, net	(585)	67	(652)
Loss before income taxes	(77,059)	(4,867)	(72,192)
Income tax expense	(1,670)	(2,261)	591
Net loss	$(78,729)	$(7,128)	$(71,601)

License and collaboration revenue

We did not recognize any license and collaboration revenue for the three months ended June 30, 2025; we recognized $35.0 million of revenue in the three months ended June 30, 2024 in connection with the milestone achieved with the first dosing in the GAL-301 Phase 3 study.

Research and development expenses

Research and development expenses increased by $20.5 million to $57.3 million for the three months ended June 30, 2025, from $36.7 million for the three months ended June 30, 2024. This increase was primarily related to a $21.7 million increase in clinical and related expenses which was driven mostly by the termination payment owed to GSK. The increase was also due to a $1.5 million increase in payroll and related costs due to the research and development function's growth compared to the prior year. These increases were partially offset by a $2.0 million decrease in milestone expenses, a $0.5 million decrease in professional related fees, a $0.2 million decrease in stock-based compensation, and a $0.1 million decrease in other research and development expenses.

General and administrative expenses

General and administrative expenses decreased by $2.3 million to $10.2 million for the three months ended June 30, 2025, from $12.5 million for the three months ended June 30, 2024. This decrease was primarily related to a $2.0 million decrease in stock-based compensation, and a $0.9 million decrease in facilities and other expenses. These decreases were partially offset by an increase in professional fees of $0.3 million, and $0.2 million increase in payroll and related expenses, and a $0.1 million increase in commercial activities expense.

Restructuring costs

In the three months ended June 30, 2025, $16.4 million of restructuring costs were recorded related to severance costs incurred in the period relating to the wind-down of operations and the planned Merger.

Grant income

Grant income decreased by $0.3 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to the substantial conclusion of a recent grant in 2024 and decrease of activity for other active grants.

Interest income

Interest income decreased by $1.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven by decreased interest rates in the three months ended June 30, 2025 compared to the prior year, as well as a decrease in our investment base due to cash used since the prior year period.

Other (expense) income, net

The $0.6 million decrease in other (expense) income, net in the three months ended June 30, 2025 compared to the prior year period is primarily due to an increase of foreign currency exchange losses recorded in the three months ended June 30, 2025. The U.S. Dollar had more significantly weakened relative to the Euro in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Income tax expense

Our effective tax rates were -(2.2)% and -(46.4)% for the three months ended June 30, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the three months ended June 30, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefits liability. For the three months ended June 30, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the three months ended June 30, 2024, additional interest was recorded on the unrecognized tax benefits liability.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the dollar change in those items:

	Six Months Ended June 30,		Period to period
(in thousands)	2025	2024	change
Revenue:
License and collaboration revenue	$—	$35,000	$(35,000)
Total revenue	—	35,000	(35,000)
Operating expenses:
Research and development expenses	86,314	71,238	15,076
General and administrative expenses	21,162	25,160	(3,998)
Restructuring costs	16,335	—	16,335
Total operating expenses	123,811	96,398	27,413
Loss from operations	(123,811)	(61,398)	(62,413)
Other income and expenses:
Grant income	591	1,472	(881)
Research and development tax credits	1,245	1,696	(451)
Interest income	13,333	15,203	(1,870)
Other (expense) income, net	(1,927)	2,158	(4,085)
Loss before income taxes	(110,569)	(40,869)	(69,700)
Income tax expense	(2,772)	(4,475)	1,703
Net loss	$(113,341)	$(45,344)	$(67,997)

License and collaboration revenue

We did not recognize any license and collaboration revenue for the six months ended June 30, 2025; we recognized $35.0 million of revenue in the six months ended June 30, 2024 in connection with the milestone achieved with the first dosing in the GAL-301 Phase 3 study.

Research and development expenses

Research and development expenses increased by $15.1 million to $86.3 million for the six months ended June 30, 2025, from $71.2 million for the six months ended June 30, 2024. This increase was primarily related to a $14.7 million increase in clinical and related expenses which was driven mostly by the termination payment owed to GSK. The increase was also due to a $3.1 million increase in payroll and related costs due to the research and development function's growth compared to the prior year. The increases were also driven by a $0.6 million increase in stock-based compensation and a $0.1 million increase in facilities expenses. These increases were partially offset by a $2.0 million decrease in milestone expenses, a $0.7 million decrease in professional related fees, and a $0.7 million decrease in other research and development expenses.

General and administrative expenses

General and administrative expenses decreased by $4.0 million to $21.2 million for the six months ended June 30, 2025, from $25.2 million for the six months ended June 30, 2024. This decrease was primarily related to a $3.4 million decrease in stock-based compensation, a $0.6 million decrease in payroll costs, a $0.4 million decrease in professional fees, and a $0.2 million decrease in facilities expense. These decreases were partially offset by an increase in commercial related and other general expenses of $0.6 million.

Restructuring costs

In the six months ended June 30, 2025, $16.4 million of restructuring costs were recorded related to severance costs incurred in the period relating to the wind-down of operations and the planned Merger.

Grant income

Grant income decreased by $0.9 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to the substantial conclusion of a recent grant in 2024 and decrease of activity for other active grants.

Interest income

Interest income decreased by $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven by decreased interest rates in the three months ended June 30, 2025 compared to the prior year, as well as a decrease in our investment base due to cash used since the prior year period.

Other (expense) income, net

The $4.1 million decrease in other (expense) income, net in the three months ended June 30, 2025 compared to the prior year period is primarily due to an increase of foreign currency exchange losses recorded in the six months ended June 30, 2025. The U.S. Dollar had significantly weakened relative to the Euro in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Income tax expense

Our effective tax rates were -2.5% and -10.9% for the six months ended June 30, 2025 and 2024, respectively, which differed from the federal and foreign statutory rates of 21% and 25%, respectively. The income tax expense for the six months ended June 30, 2025 resulted primarily from additional interest accrued on the unrecognized tax benefits liability. For the six months ended June 30, 2024, income tax expense resulted primarily from investment income generated by marketable investments held by iTeos LLC, which was not consolidated for U.S. income tax purposes during that period. The Company incurred income tax expense, despite a loss before income taxes, due to taxable interest income generated by a subsidiary of iTeos Belgium which could not be offset by the net operating losses of iTeos Inc. or iTeos Belgium. In addition, for the six months ended June 30, 2024, additional interest was recorded on the unrecognized tax benefits liability.

Our uncertain tax position relates to our allocation of revenue between the U.S. and Belgium under the GSK Agreement. As the uncertain tax position relates to our allocation of that revenue between the U.S. and Belgium under the GSK Agreement, the additional recognition of revenue under that agreement may increase the liability for the uncertain tax position. The unrecognized tax benefits liability increased by $1.1 million and $2.1 million during the three months ended June 30, 2025 and 2024, respectively, related to the accrual of interest expense on the liability. The unrecognized tax benefits liability increased by $2.1 million during the six months ended June 30, 2025 and 2024, related to the accrual of interest expense on the liability. As of June 30, 2025, we had accrued interest and penalties relating to uncertain tax positions of $10.3 million, all of which was included in unrecognized tax benefits liability in the condensed consolidated balance sheet as of June 30, 2025.

Liquidity and capital resources

In June 2021, our wholly owned subsidiary, iTeos Belgium S.A., and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. On May 13, 2025, we received the GSK Termination Notice. On July 18, 2025, iTeos Belgium and GSK entered into a Mutual Termination Agreement, pursuant to which iTeos Belgium will pay GSK a settlement payment of $32.0 million no later than 20 business days after receipt of an invoice from GSK. Unless there is a material safety or efficacy issue requiring pause or cessation, both iTeos Belgium and GSK are required to complete within certain specified time periods certain ongoing activities related to the wind-down and completion of clinical trials.

To date, we have funded our operations primarily with proceeds from the IPO, the sales of preferred stock, grants and licenses and the upfront and milestone payments from the GSK Collaboration Agreement. As of June 30, 2025, we had $207.8 million in cash and cash equivalents and $382.2 million in available-for-sale securities. In addition, on May 10, 2023, we entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") to offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000, from time to time, through an at-the-market offering program. To date we have not made any sales pursuant to the at-the-market offering program. Under the Sales Agreement, Cowen will be entitled to compensation up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Furthermore, to date we have not generated any revenue from product sales and do not expect to generate revenue from the sales of products for the foreseeable future.

In the second quarter of 2024, we entered into a SPA with RA Capital and Boxer Capital, LLC ("Boxer Capital"), pursuant to which we agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,714,285 shares of our common stock, and to Boxer Capital 1,142,857 shares of our common stock (together, the "Securities"). The aggregate consideration for the pre-funded warrant sold to RA Capital was $100.0 million, or $17.499 per share of common stock underlying the pre-funded warrant, which, together with the exercise price per share of underlying common stock, was equal to $17.50 per share of common stock, and the aggregate consideration for the shares of common stock sold to Boxer Capital was $20.0 million, or $17.50 per share. In aggregate, the total proceeds from the sale of the Securities to the investors is $120.0 million, partially offset by $0.4 million of costs incurred to execute the offering. In the six months ended June 30, 2025, RA Capital exercised its pre-funded warrants in full with respect to 6,613,442 shares in cashless exercises.

In addition, in the event that we receive revenue from products or services related to the intellectual property developed arising from our recoverable cash advance agreements with the Walloon Region, we must pay to the Walloon Region a 0.33% royalty on revenue related to the inupadenant grant and a 0.15% royalty on revenue on the belrestotug grant (increased from 0.12% effectively December 2021). The maximum amount payable to the Walloon Region under each grant, including the fixed annual repayments, the royalty on revenue, and the interest thereon, is twice the amount of grant received. We paid the royalty in 2024 and therefore did not record a royalty accrual as of June 30, 2025.

We have historically entered into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as they provide for termination on notice, and therefore are cancelable contracts and do not include any minimum purchase commitments.

In connection with the planned Merger and winding down of operations, we expect to make additional payments subsequent to June 30, 2025, including the $32.0 million settlement payment to GSK and $24.5 million of severance costs, in addition to other expected costs as we execute the wind down.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(76,210)	$(66,327)
Investing activities	134,646	(53,278)
Financing activities	4,525	122,398
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,748	(2,843)
Net increase (decrease) in cash, cash equivalents and restricted cash	$65,709	$(50)

Net cash used in operating activities

Net cash used in operating activities increased by $9.9 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, from $76.2 million to $66.3 million. An increase in net loss of $68.0 million, driven by the $35.0 million of license and collaboration revenue recognized in the prior year and no such revenue in the current year, was offset by a net increase of $15.2 million of accrued expense for clinical trials. The primary reason for this increase in clinical expenses accrued was due to the GSK termination payment. There was also a $12.5 million increase in accrued personnel costs primarily driven by the severance related restructuring costs incurred in connection with the planned Merger. Also offsetting the increased net loss was the reduction to the unbilled milestone receivable of $35.0 million in the prior year, which was since paid in late 2024. The increase was also due to an increased employee bonus payment in the three months ended March 31, 2025 compared to the prior year. The remaining difference was due to routine increases and decrease in the remaining relevant working capital balances.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities changed by $81.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, from $53.3 million cash used in to $134.6 million provided by investing activities. The change was primarily due to the purchase of $90.0 million of fixed income securities in the six months ended June 30, 2025, compared to $245.1 million in the six months ended June 30, 2024. The increase in purchases was offset by $225.0 million of proceeds received upon the maturities of fixed income securities during the six months ended June 30, 2025, compared to $193.2 million of proceeds received upon the maturities of fixed income securities during the six months ended June 30, 2024. The increase of cash used in investing activities was also partially offset by the purchase of $0.4 million in property and equipment and other assets during the six months ended June 30, 2025, as compared to $1.4 million in the six months ended June 30, 2024. The overall decrease in purchases in the six months ended June 30, 2025 compared to the prior year was driven by the investing strategy to pause redeployment of matured investments in the second half of the six months ended June 30, 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $4.5 million and $122.4 million during the six months ended June 30, 2025 and 2024, respectively. The decrease compared to the prior year period was due to the issuance of common stock and pre-funded warrants for proceeds of $120.0 million in the six months ended June 30, 2024, which did not recur in the current year period. The decrease was partially offset by an increase in cash proceeds from stock option exercises of $4.5 million in the six months ended June 30, 2025 compared to $2.4 million in the six months ended June 30, 2024.

Effects of exchange rate changes on cash, cash equivalents and restricted cash

The change from a $2.8 million reduction to an increase of $2.7 million due to the effects of exchange rate changes on cash, cash equivalents and restricted cash from June 30, 2024 to June 30, 2025, was primarily due to the absence of returns of capital made to the Belgian entity from its subsidiary as compared to the prior year. The decrease was also due to there being a significant weakening of the U.S. Dollar to the Euro in the six months ended June 30, 2025, as compared to a strengthening of the U.S. Dollar to the Euro in the six months ended June 30, 2024.

Funding requirements

Our primary use of cash is to fund operating expenses, which has historically consistent primarily of research and development expenditures related to our clinical stage programs, belrestotug and EOS-984, and our research and preclinical development efforts. In addition to the obligations set forth under “Liquidity and Capital Resources,” we also expect to have near term cash requirements associated with supporting our operations pending completion of the Merger.

In June 2021, our wholly owned subsidiary, iTeos Belgium, and GSK executed the GSK Collaboration Agreement, pursuant to which we agreed to grant GSK a license under certain of our intellectual property rights to develop, manufacture, and commercialize products comprised of or containing our antibody product, belrestotug. Under the GSK Collaboration Agreement, GSK made an upfront payment of $625.0 million on August 5, 2021. On May 13, 2025, iTeos Belgium received the GSK Termination Notice, and on July 18, 2025, iTeos Belgium and GSK entered into the GSK Termination Agreement, pursuant to which iTeos Belgium will pay a settlement payment of $32.0 million no later than 20 business days after receipt of an invoice from GSK

As of June 30, 2025, we had cash and cash equivalents of $207.8 million and available-for-sale securities of $382.2 million. We believe our existing cash and cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements through 2027.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. If the Merger is not completed, we may choose to resume research and development of our current or future product candidates. However, at this time, we do not believe it is likely that we would choose to resume such efforts if the Merger is not completed, and instead we would either pursue an alternative strategic transaction, if available, or a dissolution and liquidation of the Company. Because of the numerous risks and uncertainties associated with product development, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. To the extent we pursue further clinical development of any of our product candidates or any future product candidates, our future capital requirements will depend on many factors, including:

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

Revenue Recognition

We historically generated revenue from our GSK Collaboration Agreement. We recognized revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

We must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. Since the upfront license was bundled with other promises, we utilized judgment to assess the nature of the combined performance obligation and determined that the combined performance obligation was satisfied over time. Revenue was recognized using a percent complete method based on costs incurred compared with the total expected costs incurred (cost-to-cost measure of progress). There were no outputs from the performance obligation. As a result, an input method was appropriate. A cost-to-cost measure of progress provided a faithful depiction of the transfer of services to the customer since the predominant inputs to the performance obligation were labor costs, research and development supplies and manufacturing supplies related to the Phase 1 Study, clinical manufacturing and know-how transfer. In accordance with ASC 606, constrained variable consideration is recognized when it is probable that there will not be a significant reversal of the revenue when the uncertainty associated with the variable consideration is resolved. Revenue relating to constrained variable consideration was recognized as a cumulative catch-up in the period in which the uncertainty was resolved if the performance obligation had already been fully satisfied.

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

Income taxes

We are subject to taxes in the U.S. and Belgium. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. and many countries in the European Union are actively considering changes in this regard. As of June 30, 2025 and December 31, 2024, we had recorded a full valuation allowance on our net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

We are exposed to market risk related to interest rate sensitivity, which is affected by changes in the general level of interest rates in the United States and Belgium. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $207.8 million and $142.1 million, respectively. We had available-for-sale fixed income securities of $382.2 million and $512.9 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our cash and cash equivalents are held primarily in savings, money market accounts and money market funds. Our fixed income securities were held in U.S. treasury obligations, U.S. government agency obligations, and investment-grade corporate debt securities. The majority of the fixed income securities will mature within one and a half years from June 30, 2025. There are no securities that will mature in a period greater than two years from June 30, 2025. Because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving our objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the Section titled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. These factors could materially and adversely affect our business, financial condition, results of operations and future growth prospects. In addition to the risks and uncertainties described below, please refer to the risk factors in our Quarterly Report on 10-Q for the quarter ended March 31, 2025, as filed with the SEC on April 28, 2025 (the “Q1 2025 Quarterly Report”). The risks described in the Q1 2025 Quarterly Report would apply to us if the Merger is not completed and we choose to resume research and development of our current or future product candidates. However, at this time, we do not believe it is likely that we would choose to resume such efforts if the Merger is not completed, and instead we would either pursue an alternative strategic transaction, if available, or a dissolution and liquidation of the Company.

Risks related to pending transaction with Concentra

We may not complete the pending transaction with Concentra within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On July 18, 2025, we entered into the Merger Agreement with Concentra and Merger Sub. Pursuant and subject to the terms of the Merger Agreement, Concentra will commence the Offer by August 1, 2025, to acquire all outstanding shares of our common stock for the Offer Price. The closing of the Offer is subject to certain conditions, including, but not limited to, the tender of a number of shares of our common stock that, together with shares of our common stock owned by Concentra or its affiliates, represents at least a majority of the total number of outstanding shares and the availability of at least $475 million of cash (net of transaction costs and other liabilities) at closing. Immediately following the closing of the Offer, we will be acquired by Concentra, and all remaining shares not tendered in the Offer, other than shares owned directly or indirectly by us, Concentra or a subsidiary thereof, or a holder who properly demands appraisal, will be converted into the right to receive the same Offer Price per share of our common stock as is provided in the offer. Subject to the satisfaction or waiver of closing conditions, the transaction is expected to close in the third quarter of 2025.

If the Offer and Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Concentra a termination fee of $8.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Concentra and Merger Sub could adversely affect our wind-down.

Our efforts to complete the transaction with Concentra and Merger Sub could cause substantial disruptions in, and create uncertainty surrounding, our wind-down. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our wind-down. If the transaction is not completed, our pursuit of an alternative strategic transaction, if available, or our dissolution and liquidation could be delayed. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Securities class action and derivative lawsuits related to the transaction could result in substantial costs and may delay or prevent the Offer or Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. [Claims have been filed against us and our directors in connection with the transaction and others could be filed.] A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the contingencies under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each holder of shares of our common stock will be entitled to one CVR for each share of common stock outstanding (i) that Merger Sub accepts for payment from such holder pursuant to the Offer or (ii) owned by or issued to such holder as of immediately prior to the effective time of the Merger and converted into the right to receive the merger consideration pursuant to the Merger Agreement. Each CVR represents the right to receive the following contingent cash payments (the “CVR Consideration”):

•
100% of the amount by which Closing Net Cash (as defined in the Merger Agreement and as finally determined pursuant to the Merger Agreement) exceeds $475 million, subject to adjustment downward for any claims or downward or upward, as applicable, for any changes in amounts accrued in the Closing Net Cash that, in each case, are not accounted for in such Closing Net Cash
•
80% of the Net Proceeds (as defined in the CVR Agreement), if any, from any sale, transfer, license or other disposition by Concentra or any of its affiliates, including the Company after the Merger, of all or any part of the Company’s and its subsidiaries’ CVR Products, in each case that occurs during the Disposition Period.

During the Disposition Period, Concentra has agreed to, and has agreed to cause the Company after the Merger to, use commercially reasonable to spend up to $350,000 to, among other things, during the Disposition Period: (i) enter into one or more Disposition Agreements (as defined in the CVR Agreement) as soon as practicable following the Effective Time; (ii) retain an employee or consultant of Concentra or Merger Sub for the purpose of maintaining and preserving the CVR Products and seeking, negotiating and executing Disposition Agreements; (iii) maintain the CVRs (including fees and expenses related to the Rights Agent and the Representative (each as defined in the CVR Agreement)); (iv) maintain and prosecute the intellectual property relating to the CVR Products set forth on Schedule 1 to the CVR Agreement; and (v) continue the CMC Activities (as defined in the Merger Agreement) of the CVR Products to the extent the costs associated with such CMC Activities were included in the Closing Net Cash Schedule. However, there can be no assurance that any CVR Consideration will be received prior to the expiration or termination of the CVR Agreement, or that payment will be required of Concentra with respect to any CVR Consideration.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Concentra.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, prohibit us from (i) directly or indirectly soliciting, initiating or knowingly encouraging or knowingly facilitating (including by way of providing information) any inquiries, proposals or offers, or the making of any submission or announcement of any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to a Company Takeover Proposal (as defined in the Merger Agreement); or (ii) directly or indirectly engaging in, entering into or participating in any discussions or negotiations with any person regarding, furnishing to any person any information or affording access to the business, properties, assets, books or records of the Company, or taking any other action to assist or knowingly facilitate or knowingly encourage any effort by any person, in each case, in connection with or in response to any inquiry, offer or proposal that constitutes, or would reasonably be expected to lead to, any Company Takeover Proposal, except to the extent the Board of Directors (after consultation with outside counsel) determines in good faith that the failure to do so would be inconsistent with its fiduciary duties under applicable law. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no officer or director adopted or terminated a “Rule 10b5-1 trading arrangement”, or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of July 18, 2025, by and among the Registrant, Concentra Biosciences, LLC, and Concentra Merger Sub VIII, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 21, 2025)

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

3.2

Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 28, 2020)

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239415) filed with the Securities and Exchange Commission on July 20, 2020)

10.1

First Amendment to the Employment Agreement between the Registrant and Michel Detheux, dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 28, 2025)

10.2

First Amendment to the Employment Agreement between the Registrant and Matthew Call, dated May 27, 2025 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 28, 2025)

10.3

First Amendment to the Employment Agreement between the Registrant and David Feltquate, dated May 27, 2025 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on May 28, 2025)

10.4

Form of Contingent Value Rights Agreement by and between Concentra Biosciences, LLC, Concentra Merger Sub VIII, Inc., and a wholly owned Subsidiary of Concentra Biosciences, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39401) filed with the Securities and Exchange Commission on July 21, 2025)

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

iTeos Therapeutics, Inc.

Date: August 6, 2025	By:	/s/ Michel Detheux
Michel Detheux
President and Chief Executive Officer (Principal executive officer)

Date: August 6, 2025	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer (Principal financial and accounting officer)